Form 10-K
period 1996-06-29
FLOWERS INDUSTRIES INC /GA
filed 1996-08-16
CIK 826227

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
(Mark One)             Washington, D. C. 20549
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 29, 1996
                                 OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________
                    Commission File Number 1-9787

                      Flowers Industries, Inc.
       (Exact name of registrant as specified in its charter)

          Georgia                                    58-0244940
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

   U.S. Highway 19, P. O. Box 1338,
         Thomasville, Georgia                              31792
(Address of principal executive offices)                (Zip Code)

  Registrant's telephone number including area code: (912) 226-9110

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
      Title of Each Class                        On Which Registered

  Common Stock, $.625 Par Value,
  Together with Preferred Share
       Purchase Rights                        New York Stock Exchange

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [check mark] No __

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on the New York Stock Exchange on August 9, 1996: $1,034,140,854.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title of Each Class             Outstanding at August 9, 1996
     Common Stock, $.625 Par Value                 58,437,031

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of shareholders on October 18, 1996 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [box]

                          FORM 10-K REPORT
                                                            Sequential
Table of Contents                                              Page
Part I
Item No.
  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
  1. Executive Officers of the Registrant. . . . . . . . . . . . . . . . .2
  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .3
  4. Submission of Matters to a Vote of Security Holders . . . . . . . . .3

Part II
Item No.
  5. Market for the Registrant's Common Stock and
     Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .4
  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .4
  7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .5
  8. Financial Statements and Supplementary Data . . . . . . . . . . . . .7
  9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure (Not Applicable). . . . . . . . .

Part III
Item No.
 10. Directors and Executive Officers of the Registrant. . . . . . . . . 26
 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 26
 12. Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 26
 13. Certain Relationships and Related Transactions. . . . . . . . . . . 26

Part IV
Item No.
 14. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 27
     Financial Statement Schedule. . . . . . . . . . . . . . . . . . . . 27
     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 27

                               PART I

ITEM 1. BUSINESS
          Flowers Industries, Inc. (the "Company") was incorporated in the state of Delaware in 1968 as a successor by merger to Flowers Baking Company, Inc., a Georgia corporation which began business in 1919. In December 1987, the Company changed its state of incorporation from Delaware to Georgia. The Company operates in the highly competitive packaged foods industry principally serving the grocery, foodservice, restaurant and fast-food markets. The primary methods of competition are pricing, quality, service and variety of the product lines.
          Sales to Winn-Dixie Stores, Inc. accounted for more than 10% of consolidated sales during fiscal year 1996. The loss of this customer could have a materially adverse effect on the Company's business.
          At the end of the fiscal year, the Company and its subsidiaries had approximately 7,600 employees. Approximately 17% of these employees are covered by collective bargaining agreements, scheduled to expire at various times over the next three years.

          The Company produces a full line of breads, rolls, snack cakes, sweet goods, doughnuts, cakes, pies, frozen fruit and vegetables and batter-dipped and breaded vegetables. These food products are distributed primarily in the Southeast, Central and Western United States through a distribution system of approximately 2,900 independent distributor and company-owned territories, leased and company-owned tractor-trailer trucks and common carriers. These products are sold by distributors, salesmen and food brokers primarily to restaurants, fast-food chains, foods wholesalers, institutions, supermarkets and vending companies. The Company also sells returned and surplus product through a system of independently operated and company-owned thrift outlets.

          The Company's products are marketed under a variety of trademarks including both trademarks owned by the Company and certain franchised trademarks. Company-owned trademarks consist primarily of Flowers, BeeBo, Nature's Own, Stilwell, Breads International, Cobblestone Mill, Rich Grain, Evangeline Maid, Buttermaid, Dandee, Purity, Betsy Ross, Ideal, Holsum, Griffin, Bamby, Aunt Hannah, Jubilee, Our Special Touch, BlueBird, Oregon Farms and Mrs. Smith's. Franchised trademarks are primarily Sunbeam and Bunny.

          The Company operates forty-two production facilities. The primary raw materials are flour, sugar and processed agricultural products. Commodities periodically experience price fluctuations and, for that reason, the market for these commodities is continuously monitored. The vegetable products are purchased under contract from an outside supplier. Inventories, which consist mainly of finished goods and have a modest aggregate dollar value in relation to sales, experience seasonal fluctuations associated primarily with harvest cycles.

          As discussed in Note 13 of Notes to Consolidated Financial Statements, in January 1996, the Company acquired, for $62,000,000, an interest in INFLO Holdings Corporation, a newly formed joint venture between the Company and Artal Luxembourg S.A., which owns the Keebler Corporation.

Executive Officers of the Registrant
          The following table sets forth the names and ages of the Company's Executive Officers, together with all offices held with the Company by such Executive Officers.

Name, Age and Office                    Business Experience

AMOS R. McMULLIAN                       Chairman of the Board since
Age 59                                  January, 1985; Chairman of the
Chairman of the Board, Chairman         Executive Committee since
of the Executive Committee and          January, 1984; Chief Executive
Chief Executive Officer                 Officer since April, 1981;
                                        Vice Chairman of the Board
                                        (1984 - 1985); Co-Chairman of
                                        the Executive Committee (1983
                                        - 1984); President and Chief
                                        Operating Officer (1976 -
                                        1984); joined the Company in
                                        1963.

ROBERT P. CROZER                        Vice Chairman of the Board
Age 49                                  since January, 1989; Vice
Vice Chairman of the Board              President-Marketing (1985 -
                                        1989); President and Chief
                                        Operating Officer, Convenience
                                        Products Group (1979 - 1989);
                                        Corporate Director of
                                        Marketing Planning (1979 -
                                        1985); joined the Company in
                                        1973.

HEETH VARNEDOE III                      President and Chief Operating
Age 59                                  Officer since January, 1986;
President and Chief Operating Officer   Executive Vice President (1983
                                        - 1986); President and Chief
                                        Operating Officer, Baked
                                        Products Group (1976 - 1983);
                                        joined the Company in 1960.

C. MARTIN WOOD III                      Senior Vice President and
Age 53                                  Chief Financial Officer since
Senior Vice President                   September, 1978; Vice
and Chief Financial Officer             President-Finance (1976 -
                                        1978); joined the Company in
                                        1970.


RUSSELL M. FRYAR                        Vice President, Treasurer and
Age 57                                  Chief Accounting Officer since
Vice President, Treasurer and           April, 1986; Treasurer,
Chief Accounting Officer                Controller and Chief
                                        Accounting Officer (1974 -
                                        1986); Controller (1972 -
                                        1974); joined the Company in
                                        1972.


G. ANTHONY CAMPBELL                     Secretary and General Counsel
Age 44                                  since January, 1985; Assistant
Secretary and General Counsel           General Counsel (1983 - 1985);
                                        joined the Company in 1983.

GEORGE E. DEESE                         President and Chief Operating
Age 50                                  Officer, Baked Products Group,
President and Chief Operating Officer,  since January, 1983; Regional
Baked Products Group                    Vice President, Baked Products
                                        Group (1981 - 1983); President
                                        of Atlanta Baking Company,
                                        Atlanta, Georgia (1980 -
                                        1981); joined the Company
                                        in 1964.

GARY L. HARRISON                        President and Chief Operating
Age 58                                  Officer, Specialty Foods
President and Chief Operating Officer,  Group, since November, 1989;
Specialty Foods Group                   Executive Vice President,
                                        Baked Products Group (1987 -
                                        1989); Regional Vice
                                        President, Baked Products
                                        Group (1977 - 1987); President
                                        of Flowers Baking Company of
                                        Thomasville, Thomasville,
                                        Georgia (1976 - 1977); joined
                                        the Company in 1954.

          All Executive Officers are elected by the Board of Directors for one year terms with the exception of the positions of President, Baked Products Group and President, Specialty Foods Group, which are appointed offices.

Item 2. PROPERTIES
          Thirty-five of the Company's production facilities are owned, three facilities are leased and four facilities are owned by local industrial development authorities under terms of Industrial Revenue Bond (IRB) financing agreements. The leased properties are leased for terms of ten to fifteen years with certain renewal options. Under the terms of the IRB financing agreements, title to these properties passes back to the Company at maturity for little or no consideration. Production plant locations are:

          Montgomery, Alabama
          Opelika, Alabama
          Tuscaloosa, Alabama
          Pine Bluff, Arkansas
          Texarkana, Arkansas
          Fresno, California (Leased)
          Bradenton, Florida
          Jacksonville, Florida
          Miami, Florida (IRB financed)
          Atlanta, Georgia
          Chamblee, Georgia
          Forest Park, Georgia
          Rome, Georgia
          Thomasville, Georgia
          Tucker, Georgia (Leased)
          Villa Rica, Georgia (IRB financed)
          London, Kentucky
          Baton Rouge, Louisiana
          Lafayette, Louisiana
          New Orleans, Louisiana
          Chaska, Minnesota (IRB financed)
          Jamestown, North Carolina
          Pembroke, North Carolina
          Columbus, Ohio
          Stilwell, Oklahoma
          North East, Pennsylvania
          Pottstown, Pennsylvania (Leased)
          Fountain Inn, South Carolina
          Spartanburg, South Carolina (IRB financed)
          Crossville, Tennessee
          Morristown, Tennessee
          Corpus Christi, Texas
          El Paso, Texas
          Houston, Texas
          San Antonio, Texas (2)
          Tyler, Texas
          Lynchburg, Virginia
          Norfolk, Virginia
          Bluefield, West Virginia
          Charleston, West Virginia
          Parkersburg, West Virginiaa

          Management considers that its properties are well maintained and sufficient for its present operations.

Item 3. LEGAL PROCEEDINGS
          The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations. A reserve of $4,935,000 was recorded during fiscal 1996, which represents the anticipated costs of final settlement of certain pending litigation involving subsidiary operations in Texas.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted during the fourth quarter of fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                               PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS
          Quarterly Common Stock Price Ranges and Dividends

                                                   1996                          1995(1)
Quarter                                   High     Low   Dividend         High     Low    Dividend
1st..................................... 14 1\2   12 1\8   .1400         12 1\8   10 5\8   .1333
2nd..................................... 15 3\8   12 3\8   .1425         12 3\8   11 1\8   .1350
3rd..................................... 15       12 3\8   .1450         12 1\2   11 3\4   .1367
4th..................................... 18       12 3\4   .1475         13 1\8   11 1\4   .1383

(1) Restated to give effect to the three-for-two stock split effected in the form of a stock dividend paid on November 17, 1995.

                       Equity Security Holders


                                             Number of Shareholders of
Title of Class                               Record at August 9, 1996
Common Stock $.625 par value,
together with Preferred Share
Purchase Rights...........................              6,087

          The preceding table presents the high and low market and dividend information for each fiscal quarter as it relates to the Company's common stock, $.625 par value. Flowers common stock is traded on the New York Stock Exchange. Cash dividends have been paid on these shares every quarter since December, 1971.

          Long-term debt agreements include certain restrictive covenants. These, among other things, prohibit certain aggregate amounts of the Company's dividends and distributions on its stock from exceeding specified levels. The most restrictive provision, contained in a long-term debt agreement, permitted $113,135,000 of consolidated earnings retained in the business at June 29, 1996 to be available for cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

        (Amounts in Thousands except Per Share Data)
                                                             1996          1995         1994        1993       1992
Operating Results:
  Sales...............................................    $1,238,564    $1,129,203    $989,782    $962,132   $879,193
  Net income..........................................        30,768        42,301      29,496      39,161     31,665
  Net income per common share (1).....................           .54           .75         .53         .71        .61
  Cash dividends paid per common share (1)............         .5750         .5433       .5167       .4900      .4633
At Year End:
  Total assets........................................       849,443       655,921     559,682     490,948    462,113
  Long-term notes payable.............................       254,355        99,251      77,422      22,307     32,495
  Industrial revenue bonds............................        17,770        17,895      11,564      13,508     15,661
  Convertible subordinated debentures.................                                                         47,241
        (1)    Years prior to fiscal 1996 have been restated to give effect to the three-for-two stock split effected in the form of a stock dividend paid on November 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          Cash and temporary investments decreased during fiscal 1996 from $31,836,000 to $25,039,000, and working capital increased during the year from $42,380,000 to $48,479,000. The working capital increase is primarily due to the building of inventories, particularly in the frozen food area of the Specialty Foods Group as a result of increases in existing locations, and the new Mrs. Smith's business acquired during the fourth quarter of fiscal 1996. Increased receivables as a result of sales increases was also a contributing factor to the working capital increase. Cash flow from operating activities decreased in fiscal 1996 to $59,359,000 from $93,536,000 due to decreased profits and increased working capital.

          During fiscal 1996, the Company spent approximately $76,000,000 for capital expenditures to expand production facilities and increase efficiencies in both production and distribution. Over the past five years, expenditures have totaled approximately $299,000,000 with an additional $44,000,000 of expenditures attributable to acquisitions during that period. Major projects initiated at the Company's Jamestown, North Carolina and Miami, Florida facilities during fiscal 1995 were completed during fiscal 1996. Two ground-up construction projects initiated during fiscal 1995 were also completed during fiscal 1996. First was the construction of a bakery in Villa Rica, Georgia, which was financed with a local industrial revenue bond issue, and second was the construction of a frozen distribution center in Suwanee, Georgia. Major projects at the Company's Jacksonville, Florida; London, Kentucky; Forest Park, Georgia and Stilwell, Oklahoma facilities were initiated and completed during fiscal 1996. Major projects at the Company's Thomasville, Georgia; El Paso, Texas and San Antonio, Texas facilities were initiated during fiscal 1996 with completion anticipated during fiscal 1997. This capital spending, with the exception of the Villa Rica, Georgia facility, was funded during fiscal 1996 from cash flow from operating activities and the Company's revolving-term loan agreements. Capital expenditures for fiscal 1997 are expected to be less than the fiscal 1996 expenditures. These expenditures will not only improve the efficiency of production and distribution but will also continue to provide the Company with facilities to supply our markets with high quality food products at a lower cost.

          The Company has sold a majority of its territories to independent distributors under long-term financing arrangements. The amounts receivable under this program at June 29, 1996 total
$67,239,000.

          During fiscal 1996, the Company had three $60,000,000 revolving-term loan agreements and a $10,000,000 revolving-term loan agreement, for an aggregate available credit under these agreements of $190,000,000. During fiscal 1996, the Company borrowed varying amounts totaling $231,625,000, of which $214,990,000 was repaid, thus adding $16,635,000 to the $86,740,000 outstanding at July 1, 1995 for a total outstanding at June 29, 1996 of $103,375,000. These borrowings were primarily used to partially fund fiscal 1996 capital spending, acquisitions of businesses, and an investment in an unconsolidated affiliate as discussed in Note 13 of Notes to Consolidated Financial Statements. Subsequent to fiscal year-end, the Company paid off these borrowings from proceeds borrowed under a five-year $300,000,000 syndicated loan facility with seven different banks. This agreement was closed on July 10, 1996, replacing the three $60,000,000 revolving term-loan agreements.

          During fiscal 1996, the Company completed a private placement of $125,000,000 of long-term Senior Notes. A portion of the proceeds was used to pay off $114,150,000 outstanding at that time under the revolving credit and term loan agreements. The remaining proceeds were used for working capital and for other general corporate purposes. Also outstanding at June 29, 1996 are long-term borrowings of $15,000,000 scheduled to mature in equal instalments over the next three years.

          During fiscal 1996, the Company completed a $50,000,000 ten-year master lease agreement to finance the automated production lines at several of its facilities.

          Cash dividends have grown at a compound annual rate of 6% for the past five years, increasing from an annual payout of $.437 in 1991 to $.575 in 1996.

          The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

RESULTS OF OPERATIONS

          1996 as compared with 1995 - Sales for 1996 increased 10% to $1,238,564,000 from $1,129,203,000 in 1995. Acquisitions consummated during the last three quarters of fiscal 1995 and during fiscal 1996 contributed approximately one-half of the increase. Increased volume of 10%, exclusive of the acquisitions and the divestiture of the Company's McAllen, Texas facility during the fourth quarter of fiscal 1995, along with selling price increases and the addition of 160 new routes were also factors in the sales increase. Other income decreased during fiscal 1996 from fiscal 1995 primarily due to gains on the sale of certain fixed assets during fiscal 1995. Income before income taxes decreased 29% to $48,340,000 in fiscal 1996 from the $68,015,000 reported in fiscal 1995. Income before income taxes as a percent of sales was 4% in fiscal 1996 as compared to 6% in fiscal 1995.

          The profit decrease was primarily the result of increased raw material and packaging costs, particularly flour, the Company's primary raw material, which was at a 21-year high during the year. Over the past several years the quality and quantity of baking-quality wheat has been low due to poor weather conditions, thus increasing the cost of flour. Start-up costs associated with the addition of 160 new sales routes in Georgia, Alabama, Mississippi and North Carolina also contributed to the profit decrease. Additionally, poor winter weather all along the eastern seaboard had a negative impact on the Company's sales and distribution costs in this region.

          Two other factors had an impact on pre-tax profit during fiscal 1996. First, as discussed in Note 13 of Notes to Consolidated Financial Statements, the Company recorded a gain of $4,111,000 on the issuance of Keebler stock to G. F. Industries, Inc. shareholders as part of the Sunshine Biscuit transaction. Secondly, as discussed in
Note 11 of Notes to Consolidated Financial Statements, the Company recorded a reserve of $4,935,000 representing the anticipated costs of a final settlement of certain pending litigation involving subsidiary operations in Texas.

          1995 as compared with 1994 - Sales for 1995 increased 14% to $1,129,203,000 from $989,782,000 in 1994. Acquisitions consummated during fiscal 1995 contributed approximately one-half of the increase, while increased volume of 3% (exclusive of the acquisitions), product mix changes and selling price increases were also factors in the sales increase. Other income increased in 1995 primarily due to the gain on the sale of certain fixed assets sold during 1995. Income before income taxes increased 44% to $68,015,000 in fiscal 1995 from the $47,240,000 reported in fiscal 1994. Income before income taxes as a percent of sales was 6% in fiscal 1995 compared to 5% in fiscal 1994.

          The profit increase was primarily the result of selling price increases obtained during fiscal 1995, broadened and strengthened product lines, increased volume and the Company's ongoing cost containment program where unnecessary expenses were eliminated and a measure of control was gained over other escalating costs. The profit increase was partially offset by the overall escalation of raw material costs. The supply of baking-quality wheat, one of the Company's primary raw materials, was critically low, therefore increasing the cost of flour.

          During the second quarter of fiscal 1995, the Company recognized an after-tax gain of $912,000, or $.02 per share, relating to a reduction in the number of Company employees as a result of the sale of a portion of the Company's route territories to independent distributors. The gain was calculated in accordance with Statement of Financial Accounting Standards No. 88 -- "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                Page
Index to Financial Statements
Report of independent accountants. . . . . . . . . . . . . . . . . . . . .8
Management responsibility for financial statements . . . . . . . . . . . .9
Consolidated balance sheet at June 29, 1996 and July 1,
   1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Consolidated statement of income for the fiscal years
   ended June 29, 1996, July 1, 1995, and July 2, 1994 . . . . . . . . . 11
Consolidated statement of changes in common stockholders'
   equity for the fiscal years ended June 29, 1996,
   July 1, 1995, and July 2, 1994. . . . . . . . . . . . . . . . . . . . 12
Consolidated statement of cash flows for the fiscal years
   ended June 29, 1996, July 1, 1995, and July 2, 1994 . . . . . . . . . 13
Notes to consolidated financial statements . . . . . . . . . . . . . . . 14

Report of Independent Accountants

To the Board of Directors and Stockholders of Flowers Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowers Industries, Inc. and its subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
Atlanta, Georgia
July 31, 1996

         Management Responsibility for Financial Statements
July 31, 1996
          The consolidated financial statements included in this report were prepared by the Company in conformity with generally accepted accounting principles. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. As set forth in their report, their audit was conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They evaluate the system of internal accounting control and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

          The Company maintains a system of internal accounting controls which is designed to provide a reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which evaluates the adequacy and effectiveness of internal accounting controls.

          The Audit Committee of the Board of Directors consists of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, internal auditors and the independent accountants to discuss auditing, internal accounting control and financial reporting matters. The Director of Internal Audit and the independent accountants have full and free access to meet with the Audit Committee with and without management being present.



/s/ C. M. Wood III                      /s/ Russell M. Fryar
    Senior Vice President and               Vice President, Treasurer
    Chief Financial Officer                 and Chief Accounting
                                            Officer

                                              Consolidated Balance Sheet
                                       (Amounts in Thousands except Share Data)

                                                                                               June 29,         July 1,
                                                                                                 1996            1995
Assets
Current Assets:
    Cash and temporary investments.......................................................    $  25,039        $  31,836
    Accounts receivable..................................................................      120,301           93,134
    Inventories..........................................................................       68,576           53,634
    Prepaid expenses.....................................................................        5,319            3,675
    Deferred income taxes................................................................       10,992            6,755
                                                                                               230,227          189,034
Property, Plant and Equipment:
    Land.................................................................................       23,386           21,439
    Buildings............................................................................      183,502          153,947
    Machinery and equipment..............................................................      393,319          371,869
    Furniture, fixtures and transportation equipment.....................................       21,365           22,264
    Construction in progress.............................................................       63,005           60,865
                                                                                               684,577          630,384
    Less: accumulated depreciation.......................................................     (264,107)        (255,919)
                                                                                               420,470          374,465
Other Assets and Deferred Charges:
    Notes receivable from distributors...................................................       61,236           55,699
    Investment in unconsolidated affiliate...............................................       68,326
    Other long-term assets...............................................................       24,567           27,442
                                                                                               154,129           83,141
Cost in Excess of Net Tangible Assets....................................................       45,962           10,337
    Less: accumulated amortization.......................................................       (1,345)          (1,056)
                                                                                                44,617            9,281
                                                                                             $ 849,443        $ 655,921
Liabilities and Stockholders' Equity
Current Liabilities:
    Current portion of long-term debt....................................................    $   6,593        $   6,243
    Obligations under capital leases.....................................................        1,988            1,677
    Accounts payable.....................................................................       98,796           66,159
    Accrued taxes other than income taxes................................................        5,369            4,599
    Income taxes.........................................................................        1,264            3,321
    Accrued compensation, interest and other liabilities.................................       67,738           64,655
                                                                                               181,748          146,654
Long-Term Notes Payable..................................................................      254,355           99,251
Obligations Under Capital Leases.........................................................        2,573            3,798
Industrial Revenue Bonds.................................................................       17,770           17,895
Deferred Income Taxes....................................................................       47,270           39,538
Deferred Income..........................................................................       40,403           44,804
Commitments and Contingencies............................................................
Common Stockholders' Equity:
    Common stock--$.625 par value, authorized 100,000,000 shares,
     issued 59,090,726 shares.............................................................      36,932           36,932
    Capital in excess of par value.......................................................       58,783           55,306
    Retained earnings...................................................................       234,069          236,645
    Less: Common stock in treasury, 506,749 and 1,478,006 shares, respectively...........       (6,493)         (17,763)
       Restricted Stock Award and Executive Incentive Award..............................      (17,967)          (7,139)
                                                                                               305,324          303,981
                                                                                             $ 849,443        $ 655,921

(See Accompanying Notes to Consolidated Financial Statements)

                                           Consolidated Statement of Income
                                     (Amounts in Thousands except Per Share Data)

                                                                                       For the year ended
                                                                            June 29,         July 1,         July 2,
                                                                              1996            1995            1994
Sales..................................................................   $1,238,564       $1,129,203       $989,782
Other income...........................................................        7,909           10,751          4,690
Gain on issuance of additional stock of unconsolidated affiliate.......        4,111
                                                                           1,250,584        1,139,954        994,472
Materials, supplies, labor and other manufacturing costs...............      674,762          599,416        525,731
Selling, delivery and administrative expenses..........................      468,695          428,833        383,073
Depreciation and amortization..........................................       40,848          36,604          34,110
Interest...............................................................       13,004           7,086           4,318
Accrual for settlement of pending litigation...........................        4,935
                                                                           1,202,244       1,071,939         947,232
Income before income taxes.............................................       48,340          68,015          47,240
Federal and state income taxes.........................................       18,185          25,714          17,744
Equity in net income of unconsolidated affiliate.......................          613
Net income.............................................................   $   30,768      $   42,301        $ 29,496

Net income per common share............................................   $      .54      $      .75        $    .53

Weighted average number of shares outstanding used in
    calculation of net income per common share.........................       57,449          56,868          55,611

(See Accompanying Notes to Consolidated Financial Statements)

                           Consolidated Statement of Changes in Common Stockholders' Equity
                                       (Amounts in Thousands except Share Data)

                                                                                                              Restricted
                                                                                                                 Stock
                                                            Capital                                            Award and
                                     Common Stock          in excess                      Treasury Stock       Executive
                                  Number          Par        of par      Retained        Number                Incentive
                                 of shares       value       value       earnings      of shares       Cost       Award
Balances at July 3, 1993,
    as previously reported.      38,342,075     $23,964    $ 51,183     $225,207       (643,480)   $(10,577)   $ (9,623)
Three-for-two common
    stock split............      19,171,038      11,982     (11,982)                   (323,044)
Balances at July 3, 1993
    as adjusted............      57,513,113      35,946      39,201      225,207       (966,524)    (10,577)     (9,623)
Stock issued for acquisition                                   (115)                    293,526       3,540
Exercise of employee
    stock options..........                                    (359)                     52,545         372
Purchase of treasury stock.                                       2                    (767,900)     (9,799)
Net income for the year....                                               29,496
Stock issued into escrow in
    connection with Restricted
    Stock Award............                                     227                     209,300       2,294      (2,445)
Exercise of Executive
    Incentive Award........                                     100                     (82,703)     (1,030)        610
Amortization of Restricted
    Stock Award and Executive
    Incentive Award........                                                                                       1,786
Dividends paid -
    $.5167 per common share                                              (29,102)
Balances at July 2, 1994...      57,513,113      35,946      39,056      225,601     (1,261,756)    (15,200)     (9,672)
Stock issued for acquisitions     1,577,613         986      16,365                     132,393       1,594
Exercise of employee
    stock options..........                                    (178)                     69,636         841
Purchase of treasury stock.                                                            (369,830)     (4,426)
Net income for the year....                                               42,301
Exercise of Restricted
    Stock Award............                                      63                     (49,754)       (572)        708
Amortization of Restricted
    Stock Award and Executive
    Incentive Award........                                                                                       1,825
Dividends paid -
    $.5433 per common share                                              (31,257)
Balances at July 1, 1995...      59,090,726      36,932      55,306      236,645     (1,479,311)    (17,763)     (7,139)
Stock issued for acquisitions                                   180                      91,335       1,119
Exercise of employee
    stock options..........                                    (764)                    190,244       2,337
Purchase of treasury stock.                                                             (96,560)     (1,303)
Net income for the year....                                               30,768
Exercise of Restricted
    Stock Award............                                     769                    (125,064)     (1,650)      1,526
Exercise of Executive
    Incentive Award........                                     301                    (113,287)     (1,830)      1,434
Stock issued into escrow in
    connection with Restricted
    Stock Award............                                   2,286                     786,863       9,640     (11,918)
Stock issued into escrow in
    connection with Executive
    Incentive Award........                                     705                     239,031       2,957      (3,662)
Amortization of Restricted
    Stock Award and Executive
    Incentive Award........                                                                                       1,792
Dividends paid -
    $.5750 per common share                                              (33,344)
Balances at June 29, 1996..      59,090,726     $36,932    $ 58,783     $234,069       (506,749)   $ (6,493)   $(17,967)

(See Accompanying Notes to Consolidated Financial Statements)

                                         Consolidated Statement of Cash Flows
                                                (Amounts in Thousands)

                                                                                     For the year ended
                                                                          June 29,          July 1,           July 2,
                                                                           1996              1995              1994
Cash flows from operating activities:
    Cash received from customers....................................     $1,232,963       $1,117,262         $984,133
    Interest received...............................................          7,741            7,159            2,890
    Other...........................................................          5,416            5,890            3,646
Cash provided by operating activities...............................      1,246,120        1,130,311          990,669
   Cash paid to suppliers and employees.............................      1,161,431        1,009,931          919,332
    Interest paid...................................................          8,582            6,465            3,753
    Income taxes paid...............................................         16,748           20,379           21,805
Cash disbursed for operating activities.............................      1,186,761        1,036,775          944,890
Net cash provided by operating activities (See Schedule 1)..........         59,359           93,536           45,779
Cash flows from investing activities:
    Purchase of property, plant and equipment.......................        (75,542)         (73,466)         (63,929)
    Acquisition of businesses.......................................        (28,118)         (17,018)            (383)
    Divestiture of business.........................................          1,061           22,679
    Decrease in divestiture receivables.............................            173                             2,359
    Investment in unconsolidated affiliate..........................        (61,352)

    Escrow funds....................................................                           4,835
    Other...........................................................         (6,485)          (1,845)           2,064
Net cash disbursed for investing activities.........................       (170,263)         (64,815)         (59,889)
Cash flows from financing activities:
    Dividends paid..................................................        (33,344)         (31,257)         (29,102)
    Purchase of treasury stock......................................         (1,303)          (4,426)          (9,799)
    Increase in long-term notes payable.............................        356,625          151,391           74,619
    Payments of long-term notes payable.............................       (217,871)        (132,351)         (19,012)
Net cash received from (disbursed for) financing activities.........        104,107          (16,643)          16,706
Net (decrease) increase in cash and temporary investments...........    $    (6,797)      $   12,078         $  2,596

Schedule 1.
  Schedule Reconciling Earnings to Net Cash Provided by
    Operating Activities
     Net income.....................................................    $    30,768       $   42,301         $ 29,496
     Noncash expenses, revenues, losses and gains included in income:
      Depreciation and amortization..................................        40,848           36,604           34,110
      Deferred income taxes...........................................        3,494            2,847              853
      Gain on issuance of additional stock of unconsolidated
        affiliate....................................................        (4,111)
     Equity in net income of unconsolidated affiliate................          (613)
     Changes in assets and liabilities, net of acquisitions
       and divestitures:
      (Increase) in accounts receivable..............................       (17,742)          (5,510)          (7,723)
      (Increase) in inventories......................................       (12,821)          (4,651)         (10,696)
      (Increase) in prepaid expenses.................................        (1,650)             (86)            (678)
       Increase in accounts payable..................................        28,029            5,859            6,947
      (Decrease) increase in accrued taxes and other liabilities.....        (6,843)          16,172           (6,530)
                                                                         $   59,359       $   93,536         $ 45,779
Schedule 2.
  Schedule of Noncash Investing and Financing Activities
     Common stock received in connection with the exercise of
      employee stock options..........................................   $    1,573       $      663         $     15
     Stock issued and held in escrow in connection with
      Restricted Stock Award and Executive Incentive Award............       15,588                             3,299
     Stock issued for acquisitions...................................         1,299           18,946            3,425
     Note receivable from divestiture of business....................         2,500
     Note payable issued in acquisition of business..................        15,000
     Undisbursed escrow funds available..............................                          2,165
     Exercise of Restricted Stock Award and
       Executive Incentive Award.....................................         3,480              535

(See Accompanying Notes to Consolidated Financial Statements)

Notes to Consolidated Financial Statements
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation
          The consolidated financial statements include the accounts of Flowers Industries, Inc. and its wholly owned subsidiaries.
Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliated companies 50% or less owned are accounted for using the equity method.

      Revenue Recognition
          Revenue from sale of products is recognized at the time of shipment to the customer. Sales to a single customer accounted for $150,000,000, or 12% of total consolidated sales during fiscal 1996, $142,000,000, or 13% of total consolidated sales during fiscal 1995 and $136,000,000, or 14% of total consolidated sales during fiscal 1994.

      Cash and Temporary Investments
          The Company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the statement of cash flows.

          The major components of cash and temporary investments are as follows (Amounts in Thousands):


                                   June 29,            July 1,
                                    1996                1995
Cash........................       $10,484             $10,456
Time deposits...............        14,555              21,380
    Total...................       $25,039             $31,836

      Accounts Receivable
          Accounts receivable consists of trade receivables, the current portion of distributor notes receivable and miscellaneous receivables. When a receivable balance is determined to be uncollectible, it is charged directly to expense.

      Concentration of Credit Risk

          The Company grants credit to its customers, who are primarily in the grocery, foodservice, restaurant and fast-food markets. The Company's sales are made primarily to customers in the Southeastern, Central and Western United States, with a majority of sales occurring in the Southeast.

      Inventory
          Inventories are carried at the lower of cost (primarily first-in, first-out) or market.

      Hedging Transactions-Raw Material Costs
          The Company's primary raw materials are flour, sugar, shortening and raw fruits and vegetables. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or
expense.   At June 29, 1996, the Company had no material commitments
outstanding relating to derivative financial instruments.

      Property, Plant and Equipment and Depreciation
          The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line method. Upon retirement or sale of fixed assets, the book value is removed from the accounts and the difference between such net book value and salvage value received is recorded in income. Expenditures for maintenance and repairs are charged to income; renovations and improvements are capitalized.

          The approximate annual rates of depreciation are 2.5% to 5% for buildings, 8.33% for machinery and equipment and 10% to 25% for furniture, fixtures and transportation equipment.

      Notes Receivable and Deferred Income
          The Company has sold a majority of its territories to independent distributors. The income from these sales is recognized as the cash payments are received after the Company's contractual obligation under a repurchase option granted to the distributor expires. The sales of the territories are financed with ten year notes which have remaining balances of $67,239,000 and $60,943,000 at June 29, 1996 and July 1, 1995, respectively.

      Amortization of Intangible Assets
          Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Excess amounts related to the purchases of businesses are being amortized over forty years from the acquisition date using the straight-line method. Costs of purchased trademark rights are amortized over the period of expected future benefit, which is forty years for Mrs. Smith's, Inc. and ten years for Oregon Farms. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangible assets.

      Treasury Stock
          The Company records acquisitions of its capital stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited to capital in excess of par value or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

      Pension Plans
          The Company accounts for pensions in accordance with Statement of Financial Accounting Standards No. 87 -- "Employers'
Accounting for Pensions." Pension accounting information is disclosed in Note 8 to the consolidated financial statements.

      Income Taxes
          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 9 to the consolidated financial statements.

      Net Income Per Common Share
          Net income per common share is computed by dividing (a) net income plus interest and other costs on Convertible Subordinated Debentures outstanding prior to fiscal 1994, net of applicable income taxes, by (b) common and common equivalent shares outstanding plus shares which would be issued upon conversion of the subordinated debentures.

      Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Business Segments
          The Company's only business is to provide quality food products to grocery, foodservice, restaurant and fast-food markets.

Note 2. INVENTORIES
          The major components of inventories are as follows (Amounts in Thousands):

                                                                      June 29,              July 1,
                                                                       1996                  1995
   Ingredients and raw materials..........................           $14,951               $15,936
   Packaging materials....................................            10,988                11,856
   Finished goods.........................................            25,527                12,530
   Supplies...............................................            17,110                13,312
       Total..............................................           $68,576               $53,634

Note 3. FINANCIAL INSTRUMENTS FAIR VALUE
          Statement of Financial Accounting Standards No. 107 --
"Disclosure about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

          The carrying value of cash and temporary investments, notes receivable from distributors, other notes receivable, industrial revenue bonds and long-term debt payable to financial institutions approximates fair value at June 29, 1996 and July 1, 1995.

Note 4. LONG-TERM DEBT

      Long-Term Notes Payable
          In July, August and November of 1995, the Company renegotiated three of its three-year revolving-term loan agreements with three separate banks increasing them from $50,000,000 each to $60,000,000 each. The Company also has a $10,000,000 revolving-term loan agreement entered into in March of 1993. At June 29, 1996, the Company had a total of $103,375,000 borrowed under three of these agreements. On July 10, 1996, the Company paid off these borrowings from proceeds under a new five-year $300,000,000 syndicated loan facility. This agreement replaced the three $60,000,000 revolving-term loan agreements discussed above.

          In January, 1996, the Company completed a private placement of $125,000,000 of long-term Senior Notes. These notes are due in three tranches: $100,000,000 due January 5, 2008; $20,000,000 due
January 5, 2011; and $5,000,000 due January 5, 2016. A portion of the proceeds was used to pay off $114,150,000 outstanding at that time under the revolving credit and term loan agreements. The remaining proceeds were used for working capital and for other general corporate purposes.

          Also outstanding at June 29, 1996 are long-term borrowings of $15,000,000 scheduled to mature in equal instalments over the next three years.

          Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 29, 1996, the Company was in compliance with these financial ratio requirements. At June 29, 1996, $113,135,000 of the Company's retained earnings of $234,069,000 was unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

          Long-term notes payable consist of (Amounts in Thousands):


                                                                                         June 29,               July 1,
                                                                                          1996                   1995
          Private placement long-term Senior Notes with interest from
            6.80% to 7.08% payable in instalments from 2004
            through 2016...................................................             $125,000
          Borrowings under revolving-term loan agreements..................              103,375               $ 86,740
          Various industrial revenue bonds with interest from 3.75%
             to 8.50% or a percentage of prime (60% to 71% with
             a minimum of 5.5%) payable in instalments through
             2014 secured by escrowed funds, construction in
             progress and property.........................................               18,170                 18,970
          Borrowings scheduled to mature in equal instalments
             over the next three years with interest ranging
             from 4.98% to 6.49% (Federal Funds rate plus
             20 to 35 basis points)........................................               15,000                 15,000
          Various unsecured notes payable with interest from
             3.0% to 8.0% payable in instalments through 2004..............               17,173                  2,679
                                                                                         278,718                123,389
          Due within one year..............................................                6,593                  6,243
          Due after one year...............................................             $272,125               $117,146

          Annual maturities of long-term debt for each of the five years following June 29, 1996 are $6,593,000, $6,737,000, $8,887,000,
$3,366,000 and $1,424,000, respectively.

Note 5. COMMITMENTS AND CONTINGENCIES
      Description of Operating Lease Arrangements
          The Company leases certain property and equipment, including warehouses and certain distribution and other equipment, under operating leases which expire over the next twenty years. Most of these operating leases provide the Company with the option after the initial lease term either to purchase the property at the then fair value or renew its lease at the then fair rental value for periods of one month to ten years. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business. Payments for certain truck rentals are based on a minimum rental plus additional rent based on mileage.

          Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (Amounts in Thousands):

          Fiscal Year(s)
          1997................................  $ 16,598
          1998................................    14,081
          1999................................    12,821
          2000................................    10,942
          2001................................     8,982
          2002 to termination (aggregate).....    39,848
          Total minimum lease payments........  $103,272

         Total rent expense for all operating leases amounted to $30,863,000 for 1996, $23,487,000 for 1995 and $22,021,000 for 1994.

      Other Commitments
          The Company's various commodity purchase agreements effectively commit the Company to purchase raw materials in amounts totaling approximately $69,365,000, at June 29, 1996, which will be used in production in future periods.

Note 6. ACCRUED COMPENSATION, INTEREST AND OTHER LIABILITIES
          Accrued compensation, interest and other liabilities consist of (Amounts in Thousands):


                                                                                   June 29,         July 1,
                                                                                    1996             1995
           Compensation........................................                   $ 7,518          $15,657
           Vacation cost.......................................                    10,030            8,117
           Pension cost........................................                     8,729            5,483
           Workers' compensation insurance.....................                    10,881           12,136
           Other insurance.....................................                     5,013            5,010
           Interest............................................                     6,041            1,619
           Other...............................................                    19,526           16,633
             Total.............................................                   $67,738          $64,655

Note 7. COMMON STOCKHOLDERS' EQUITY
      General
          On October 20, 1995, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on November 17, 1995 to shareholders of record on November 3, 1995. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. This transfer has been reflected in the Consolidated Statement of Changes in Common Stockholders' Equity at July 3,
1993. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

      Shareholder Rights Plan
          On March 17, 1989, the Company's Board of Directors declared a dividend of one preferred share purchase right (collectively, the "Rights") for each share of common stock held of record on April 3, 1989. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $50.

          The Rights become exercisable 10 days after (i) a person or group acquires 10% or more of the Company's outstanding common stock, or (ii) an announcement of a tender offer for 30% or more of the Company's outstanding common stock.

          If the Rights become exercisable, each Right will entitle the holder thereof to purchase one one-thousandth of a share of the Preferred Stock. If a person or group acquires 10% or more of the outstanding common stock of the Company, the holder of each Right not owned by the 10% or more shareholder would be entitled to purchase for $50 (the exercise price of the Right) common stock of the Company having market value equal to $100. If the Company is a party to certain mergers or business combination transactions or transfers 50% or more of its assets or earning power, each Right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity (or of the Company in certain instances) having a market value of twice the exercise price of the Right, or $100. If the Rights are fully exercised, the shares issued thereby would have a dilutive effect on the shares previously outstanding.

          The Rights expire April 2, 1999, and may be redeemed by the Company for $.01 per Right at any time prior to the close of business on the tenth day after a public announcement of an acquisition of 10% or more of the common stock of the Company.

          The principal terms of the Rights are set forth in a registration statement on Form 8-A filed with the Securities and Exchange Commission and dated as of March 20, 1989.

      Stock Option Plan
          The Company has 546,474 shares of common stock authorized for issuance to key employees under the Company's Stock Option Plan. Option prices must be 100% of the market value of the common stock at the time of the grant. The Plan expired on October 15, 1992, therefore no additional grants will be made pursuant to this Plan. During fiscal 1991 this Plan was amended to provide for the issuance of "non-qualified options" in addition to "incentive stock options" under the applicable provisions of the Internal Revenue Code. Changes in the Stock Option Plan are as follows:

                                                                                         Number of Shares
                                                                                            Granted and
                                                                           Authorized       Outstanding        Available
Balance at July 3, 1993..............................................       1,053,990        1,053,990              0
      Exercised .....................................................        (239,498)        (239,498)
Balance at July 2, 1994..............................................         814,492          814,492              0
      Exercised......................................................         (72,076)         (72,076)
Balance at July 1, 1995..............................................         742,416          742,416              0
      Exercised......................................................        (195,942)        (195,942)
Balance at June 29, 1996.............................................         546,474          546,474              0

          At June 29, 1996 the options yet to be exercised are as follows (Amounts in Thousands except Share Data):

                                                                                   Number             Option Price
                                                                                 of Shares      Per Share    Total Value
Granted in fiscal 1991...............................................             311,474         $8.25        $2,570
Granted in fiscal 1991...............................................             235,000         $9.08        $2,134

          Information with respect to options exercised at the date of exercise is as follows (Amounts in Thousands except Share Data):


                                                                                                           Per Share
                                                                     Number          Option Price        Average Quoted
                                                                   of Shares      Per Share    Total      Market Price
For the year ended July 2, 1994
      Granted in fiscal 1985..........................                3,074         $6.00      $   18        $12.72
      Granted in fiscal 1986..........................                4,611         $8.00      $   37        $12.72
      Granted in fiscal 1991..........................              188,913         $8.25      $1,559        $12.72
      Granted in fiscal 1991..........................               42,900         $9.08      $  390        $12.72
For the year ended July 1, 1995
      Granted in fiscal 1985..........................                4,577         $6.00      $   27        $12.13
      Granted in fiscal 1991..........................               67,500         $8.25      $  557        $12.13
For the year ended June 29, 1996
      Granted in fiscal 1986..........................               11,885         $8.00      $   95        $13.58
      Granted in fiscal 1991..........................              149,058         $8.25      $1,230        $13.58
      Granted in fiscal 1991..........................               35,000         $9.08      $  318        $13.58

          Proceeds received from the exercise of stock options are credited to the Company's capital accounts.

      Executive Stock Incentive Plan
          The Company has 5,700,000 shares of common stock authorized for issuance to eligible employees under the Executive Stock Incentive Plan (ESIP). The ESIP authorizes the Compensation Committee of the Board of Directors to grant to eligible participants of the Company and its subsidiaries, through October 1999, stock options, stock appreciation rights, restricted or deferred stock awards, stock purchase rights and other stock-based awards.

          During fiscal 1996 and 1994, 780,043 and 209,300 shares, respectively, of the Company's common stock were granted as restricted stock awards (RSA). These shares are held in escrow by the Company and will be released to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods, which end June 15, 1999, May 20, 2000 and June 18, 2000, for the fiscal 1996 awards, and June 15, 1997 for the fiscal 1994 award, and upon payment of the purchase price of $6.33, $7.66, $8.83 and $6.02 per share, respectively. The purchase price is fifty percent of the mean of the high and low market value of the Company's common stock at the date of grant. The difference between the market price at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for fiscal 1996, 1995 and 1994 was $1,299,000, $901,000 and $862,000, respectively.

          During fiscal 1996 and 1992, 239,031 and 478,068 shares, respectively, of the Company's common stock were granted as executive incentive awards (EIA). These shares are held in escrow by the Company and may be released ratably to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods which end May 20, 2000 and November 15, 1996, respectively, and upon payment of the purchase price of $7.66 and $4.67 per share, respectively. The purchase price is fifty percent of the mean of the high and low market value of the Company's common stock at the date of grant. The difference between the market value at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for fiscal 1996 was $493,000 and for 1995 and 1994 was $924,000 in each year.

          During fiscal 1996, 562,500 shares of the Company's common stock were granted as non-qualified stock options (NQSOs). The NQSOs are exercisable at any time, commencing on the first anniversary of the grant date, until the year 2005. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $12.67. As of fiscal year end June 29, 1996, all NQSOs granted remained outstanding.

          Information as to activity under the ESIP is as follows:


                                                                               Number of Shares
                                                     Authorized          Granted            Reserved          Available
Balance at July 3, 1993.....................          2,700,000         1,320,820           239,035           1,140,145
  Granted (RSA).............................                              209,300                              (209,300)
  Reserved (RSA)............................                                                209,300            (209,300)
  Terminated (RSA)..........................                               (7,062)           (1,659)              8,721
Balance at July 2, 1994.....................          2,700,000         1,523,058           446,676             730,266
  Terminated (RSA)..........................                               (3,563)           (3,522)              7,085
Balance at July 1, 1995.....................          2,700,000         1,519,495           443,154             737,351
  Authorized................................          3,000,000                                               3,000,000
  Granted (NQSO)............................                              562,500                              (562,500)
  Granted (RSA).............................                              780,043          (170,602)           (609,441)
  Granted (EIA).............................                              239,031          (239,031)
  Terminated (RSA)..........................                              (26,400)          (33,521)             59,921
Balance at June 29, 1996....................          5,700,000         3,074,669                 0           2,625,331

Note 8. PENSION PLANS
          The Company has noncontributory defined benefit pension plans covering certain employees who have completed prescribed service requirements. The benefits are based on years of service and the employee's career earnings. The Company also has a supplemental defined benefit pension plan covering certain Company employees which provides benefits to participants commencing at retirement calculated according to the formula contained in the Company's tax-qualified retirement plan, but without regard to statutory limitations on the maximum amount of compensation which may be taken into account by, nor the maximum benefits which may be paid from such plans. In addition, certain executive employees at Flowers Industries, Inc. are subject to provisions of the tax-qualified plan which limit their benefits to an even greater degree if necessary to permit the tax-qualified plan to meet the nondiscrimination requirements of the Internal Revenue Code; the supplemental plan will also restore any benefits which are reduced as a consequence of this new provision. Benefits provided by this supplemental plan are reduced by benefits provided by the noncontributory defined benefit pension plans. Pension expense was $5,660,000, $5,003,000 and $5,974,000 in fiscal 1996, 1995 and 1994, respectively. Pension plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (ERISA). As of June 29, 1996 and July 1, 1995, the assets of the plans include certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 337,500 shares of common stock of the Company with a fair value of approximately $5,442,000 and $4,388,000 at June 29, 1996 and July 1, 1995,
respectively.

          During the second quarter of fiscal 1995 and the fourth quarter of fiscal 1994, the Company recognized after-tax curtailment gains of $912,000 or $.02 per share and $831,000 or $.02 per share, respectively, in accordance with Statement of Financial Accounting Standards No. 88 -- "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." These gains arose from the sale of a portion of the Company's territories to independent distributors and the consequent termination of participation in the Flowers Industries, Inc. Retirement Plans of certain employees.

          Net periodic pension cost of these plans for fiscal 1996, 1995 and 1994 included the following components (Amounts in Thousands):


                                                                                  June 29,        July 1,       July 2,
                                                                                    1996           1995          1994
Service cost-benefit earned during the period...........................          $ 5,765        $ 5,538       $ 6,104
Interest cost on projected benefit obligation...........................            9,341          8,261         7,849
Reduction of pension costs due to actual return on plan assets..........           (9,073)        (8,593)       (5,914)
Net amortization and deferral...........................................             (373)          (203)       (2,065)
                                                                                  $ 5,660        $ 5,003       $ 5,974

          Assumptions used to determine net periodic pension cost for these plans for fiscal 1996, 1995 and 1994 are as follows
(measurement dates are June 29, 1996, July 1, 1995 and July 2, 1994, respectively):

                                                                                   June 29,        July 1,      July 2,
                                                                                     1996           1995         1994
Discount rate...........................................................             8.00%          8.25%        8.00%
Rate of increase in compensation levels.................................             5.50%          5.75%        5.50%
Expected long-term rate of return on assets.............................             9.00%          9.00%        9.00%

          The Company's main pension plan, Flowers Industries, Inc. Retirement Plan No. 01, has plan assets that exceed accumulated benefit obligations. There are certain plans, however, with accumulated benefit obligations which exceed plan assets. The following table summarizes the funded status of the Company's pension plans and the related amounts that are recognized in the Company's balance sheet at June 29, 1996 and July 1, 1995 (Amounts in Thousands):

                                                            Plans for       Plans for        Plans for       Plans for
                                                              Which           Which            Which           Which
                                                             Assets        Accumulated         Assets       Accumulated
                                                             Exceed          Benefits          Exceed         Benefits
                                                           Accumulated        Exceed         Accumulated       Exceed
                                                            Benefits          Assets          Benefits         Assets
                                                          June 29, 1996    June 29, 1996    July 1, 1995    July 1, 1995
Actuarial present value of benefit obligation
   Accumulated benefit obligations:
      Vested . . . . . . . . . . . . . . . . . . . . . .   $ (98,543)         $(4,615)       $(78,597)       $(13,115)
      Nonvested. . . . . . . . . . . . . . . . . . . . .      (1,937)            (136)         (2,118)           (266)
                                                           $(100,480)         $(4,751)       $(80,715)       $(13,381)
Plan assets at fair value. . . . . . . . . . . . . . . .   $ 114,508          $ 2,047        $ 86,558        $ 12,375
Projected benefit obligations. . . . . . . . . . . . . .    (117,730)          (6,932)        (98,379)        (15,401)
Plan assets (less than) projected benefit obligations. .      (3,222)          (4,885)        (11,821)         (3,026)
Items not yet recognized in earnings:
      Unrecognized net asset at transition. . . . . . . .     (5,207)                          (6,154)            106
      Unrecognized prior service cost . . . . . . . . . .       (110)             348            (222)            869
      Unrecognized net loss . . . . . . . . . . . . . . .      2,929            1,417          14,369             396
Contribution payable. . . . . . . . . . . . . . . . . . .  $  (5,610)         $(3,120)       $ (3,828)       $ (1,655)


          The Company made contributions of approximately $271,000 in fiscal 1996, $441,000 in fiscal 1995 and $432,000 in fiscal 1994 to collectively bargained, multiemployer pension plans based on specific rates per hour worked by participating employees.

Note 9. INCOME TAXES
          The provision for income taxes consists of the following (Amounts in Thousands):

For the year ended

                                                                                  June 29,      July 1,         July 2,
                                                                                    1996           1995           1994
Current taxes:
    Federal.............................................................          $13,915         $21,886       $15,754
    State...............................................................            2,621           2,723         2,643
                                                                                   16,536          24,609        18,397
Deferred taxes:
    Federal.............................................................            1,636           1,358           801
    State...............................................................              347             854            63
                                                                                    1,983           2,212           864
Tax credits.............................................................                                            (33)
Benefit of operating loss carryforwards.................................             (334)         (1,107)       (1,484)
                                                                                     (334)         (1,107)       (1,517)
Provision for income taxes..............................................          $18,185         $25,714       $17,744

          Deferred tax liabilities (assets) are comprised of the following (Amounts in Thousands):


                                                                                                   For the year ended
                                                                                                 June 29,        July 1,
                                                                                                   1996           1995
Depreciation.........................................................................            $47,999        $41,776
Other................................................................................              7,902          7,267
    Gross deferred tax liabilities...................................................             55,901         49,043
Self-insurance accrual...............................................................             (5,926)        (6,587)
Vacation accrual.....................................................................             (2,554)        (2,184)
Pension accrual......................................................................             (2,547)          (371)
Loss carryforwards...................................................................             (3,805)        (3,329)
Other................................................................................             (7,565)        (5,448)
    Gross deferred tax assets........................................................            (22,397)       (17,919)
Deferred tax assets valuation allowance..............................................              2,774          1,659
                                                                                                 $36,278        $32,783

          The net change in the valuation allowance for deferred tax assets was an increase of $1,115,000, related to operating loss carryforwards.

          The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (Amounts in Thousands):


For the year ended

                                                                                  June 29,        July 1,       July 2,
                                                                                    1996           1995          1994
Tax at U.S. federal income tax rate.....................................          $16,919         $23,805       $16,534
State income taxes, net of U.S. federal income tax benefit..............            1,929           2,325         1,759
Benefit of operating loss carryforwards.................................             (334)         (1,107)       (1,484)
Tax credits.............................................................                                            (33)
Retroactive rate increase...............................................                                            894
Other...................................................................             (329)            691            74
   Provision for income taxes ..........................................          $18,185         $25,714       $17,744

          The Omnibus Budget Reconciliation Act of 1993 (the "1993 Act"), enacted on August 10, 1993, increased the Company's statutory federal tax rate from 34% to 35% and further limited the deductibility of meals and entertainment expense. These changes resulted in a $1,356,000, or $.02 per share, charge for the year ended July 2, 1994, of which $894,000, or $.01 per share, was due to an increase of the Company's deferred tax liability account balance and the retroactive provision of the increase in the statutory federal tax rate.

          The amount of federal operating loss carryforwards generated by certain subsidiaries prior to their acquisition is $4,523,000 with expiration dates through the fiscal year 2009. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration.
Various subsidiaries have state operating loss carryforwards of $62,889,000 with expiration dates through the fiscal year 2011.

          The Company's fiscal 1993, 1994 and 1995 federal income tax returns are presently under examination by the Internal Revenue
Service. In the opinion of management, any additional tax liability resulting from this matter would not have a material adverse impact on the consolidated financial position or operating results of the Company.

Note 10. OTHER EMPLOYEE BENEFIT PLANS
          Under the Company's Bonus Plan, approved annually by the Compensation Committee, certain key employees may receive bonus compensation based on attainment of specified income goals. Total compensation under the Bonus Plan was approximately $877,000, $6,157,000 and $387,000 for fiscal 1996, 1995 and 1994, respectively.

          The Company's Employee Stock Ownership Plan (the "Plan"), which established accounts for substantially all employees who completed certain service requirements and to which were credited shares of the Company's common stock purchased by the Plan, was terminated during fiscal l995. The total stock purchased was based on a percentage of payroll for eligible employees and the stock was allocated equally to all participants. The shares of stock were held in a trust and were distributed to the employees upon termination of the Plan. The Company's contributions to the Plan amounted to approximately $450,000 in fiscal 1994.

          During fiscal 1995, the Company established the Flowers Industries, Inc. 401(k) Retirement Savings Plan ("FIRST"). FIRST covers substantially all employees who have completed certain service requirements. The cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 25% of the employees contributions up to 6% of compensation. During fiscal 1996 and fiscal 1995, the total cost and contributions was $1,268,000 and $265,000, respectively.

Note 11. LEGAL MATTERS AND CONTINGENCIES
          The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations. A reserve of $4,935,000 was recorded during fiscal 1996, which represents the anticipated costs of final settlement of certain pending litigation involving subsidiary operations in Texas.

Note 12. ACQUISITIONS
          On May 31, 1996, the Company acquired certain assets of Mrs. Smith's, Inc. including its brand name and trademarks from The J. M. Smucker Company. Mrs. Smith's, Inc. primarily manufactures and distributes frozen pies. Under the terms of the acquisition agreement, the Company paid $30,000,000, consisting of $15,000,000 in cash at closing and a $15,000,000 note payable. In addition, the Company entered into ten year leases for the property, plant and equipment used in the business.

          The acquisition has been accounted for as a purchase, and, accordingly, the results of operations of the acquired business is included in the consolidated statement of income from the date of acquisition.

          The following unaudited condensed consolidated combined pro forma results of operations assume the acquisition occurred as of the beginning of each fiscal year:

                                           For the year ended
                                 June 29, 1996            July 1, 1995
          Sales................... $1,351,769              $1,249,461
          Net income..............     33,056                  45,057
          Earnings per share......        .58                     .79

          The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the fiscal year, nor are they necessarily indicative of future operating results.

          In addition, the Company acquired certain other businesses during fiscal 1996 which have been accounted for as purchases. These acquisitions are immaterial to the results of operations of the Company.

Note 13. INVESTMENT IN UNCONSOLIDATED AFFILIATE
          In January 1996, the Company acquired, for $62,000,000, a 49.6% interest in INFLO Holdings Corporation (INFLO), a newly formed joint venture between the Company and Artal Luxembourg S.A. On January 26, 1996, INFLO acquired 100% of Keebler Corporation (Keebler) for an aggregate consideration of $454,900,000. Prior to the acquisition by INFLO, Keebler was an indirect wholly owned subsidiary of United Biscuits (Holdings) plc. Keebler is the second largest cookie and cracker manufacturer in the United States. The acquisition of Keebler was financed through the equity of INFLO and bank borrowings. The Company accounts for its investment in INFLO using the equity method of accounting.

          Condensed financial information of INFLO is as follows
(amounts in thousands):

                                                                                     April 20, 1996
          Current assets....................................................             $252,791
          Total assets......................................................              867,429
          Current liabilities...............................................              384,635
          Total  liabilities................................................              741,174
          Partners' capital.................................................              126,255
          Total liabilities and Partners' capital...........................              867,429
                                                                                    For the period from
                                                                              inception through April 20, 1996
          Sales.............................................................             $345,600
          Gross profit......................................................              177,900
          Net income........................................................                1,255

          The Company recorded $613,000 as its share of INFLO's earnings through April 20, 1996, which is the joint venture's first quarter end.

          On June 4, 1996, Keebler acquired 100% of Sunshine Biscuits, Inc. from G. F. Industries, Inc. (GFI) for an aggregate purchase price of $171,600,000. The acquisition was funded by Keebler's working capital, bank financing and the issuance to GFI of $23,600,000 of INFLO common stock and warrants. The Company recognized a pre-tax gain on the shares issued to GFI of $4,111,000.

Note 14. UNAUDITED QUARTERLY FINANCIAL INFORMATION
          Results of operations for each of the four quarters of the fiscal years ended June 29, 1996 and July 1, 1995 follow (each quarter represents a period of twelve weeks except the fourth quarter, which includes sixteen weeks):


                                                                       (Amounts in Thousands except Per Share Data)
Quarter                                                          First            Second          Third         Fourth
                                                                  1996             1996            1996          1996
                                                                  1995             1995            1995          1995
Sales......................................................     $269,674         $290,538        $275,013      $403,339
                                                                 233,491          269,987         256,553       369,172
Gross profit...............................................      125,893          130,676         125,398       181,835
                                                                 109,700          127,098         119,661       173,328
Income before income taxes.................................       12,696           12,749           9,135        13,760
                                                                   9,983           17,001          14,553        26,478
Net income.................................................        7,897            7,930           5,682         9,259
                                                                   6,239           10,626           9,096        16,340
Net income per common share ...............................          .14              .14             .10           .16
                                                                     .11              .19             .16           .29

PART III
Item 10.
          Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 18, 1996, except that a description of the Executive Officers of the Registrant is set forth in Item 1 hereof.

Item 11.
          Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 18, 1996.

Item 12.
          Security Ownership of Certain Beneficial Owners and
Management is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 18, 1996.

Item 13.
          Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 18, 1996.

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

                                                           Sequential
                                                              Page
a. List of documents filed as part of this report
    1.    Financial Statements*
          Report of independent accountants. . . . . . . . . . . . . . . . .8
          Consolidated balance sheet at June 29, 1996 and
            July 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 10
          Consolidated statement of income for the fiscal
            years ended June 29, 1996, July 1, 1995 and
            July 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . 11
          Consolidated statement of changes in common
            stockholders' equity for the fiscal years ended
            June 29, 1996, July 1, 1995 and July 2, 1994 . . . . . . . . . 12
          Consolidated statement of cash flows for the
            fiscal years ended June 29, 1996, July 1, 1995
            and July 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . 13
          Notes to consolidated financial statements . . . . . . . . . . . 14
   2.     Financial Statement Schedules
          Report of Independent Accountants on Financial
            Statement Schedule . . . . . . . . . . . . . . . . . . . . . . 28
          Schedule -- for the fiscal years ended June 29,
            1996, July 1, 1995 and July 2, 1994
          II        Valuation and qualifying accounts. . . . . . . . . . . 31
   3.     Exhibits
          3(a)      Second Restated Articles of Incorporation,
                    as corrected (Incorporated by reference to
                    the Company's Annual Report on Form 10-K for
                    the fiscal year ended June 27, 1992, File No.
                    1-9787). . . . . . . . . . . . . . . . . . . . . . . . .
          3(b)      Restated By-Laws, as of October 20, 1989
                    (Incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal
                    year ended June 27, 1992, File No. 1-9787) . . . . . . .
          4(a)      Rights Agreement dated as of March 17, 1989
                    between the Company and the Rights Agent
                    (Incorporated by reference to the Company's
                    Registration Statement on Form 8-A filed
                    March 21, 1989, as amended, File No.
                    1-9787). . . . . . . . . . . . . . . . . . . . . . . . .
          4(a)(1)   First Addendum to Rights Agreement dated as of
                    June 6, 1992 (Incorporated by reference to the
                    Company's Annual Report on Form 10-K for the
                    fiscal year ended June 27, 1992, File No. 1-9787)
          10(a)     Flowers Industries, Inc. Annual Executive Bonus
                    Plan dated August 4, 1995 (Incorporated by
                    reference to the Company's Annual Report on Form
                    10-K for the fiscal year ended July 1, 1995, File
                    No. 1-9787)**. . . . . . . . . . . . . . . . . . . . . .
          10(b)     Flowers Industries, Inc. 401(k) Retirement
                    Savings Plan (Incorporated by reference to the
                    Company's  Registration Statement on Form S-8
                    filed April 13, 1995, File No. 33-91198)** . . . . . . .
          10(c)     Severance Policy (Incorporated by reference to
                    the Company's Annual Report on Form 10-K for the
                    fiscal year ended July 1, 1989, File No.
                    1-9787)**. . . . . . . . . . . . . . . . . . . . . . . .
          10(d)     1982 Incentive Stock Option Plan, as amended
                    (Incorporated by reference to the Company's
                    Registration Statement on Form S-3/S-8 filed
                    May 18, 1990, File No. 33-34855)** . . . . . . . . . . .
          10(e)     1989 Executive Stock Incentive Plan
                    (Incorporated by reference to the Company's
                    Registration Statement on Form S-3/S-8 filed May
                    18, 1990, File No. 33-34855)** . . . . . . . . . . . . .
          10(e)(1)  Amendment to the 1989 Executive Stock Incentive
                    Plan, dated as of August 4, 1995 (Incorporated by
                    reference to the Company's Annual Report on Form
                    10-K for the fiscal year ended July 1, 1995, File
                    No. 1-9787)**. . . . . . . . . . . . . . . . . . . . . .
          10(f)     Flowers Industries, Inc. 1990 Supplemental
                    Executive Retirement Plan (Incorporated by
                    reference to the Company's Annual Report on
                    Form 10-K for the fiscal year ended June 30,
                    1990, File No. 1-9787)** . . . . . . . . . . . . . . . .
          10(g)     Stock Purchase Agreement dated as of November 5,
                    1995, between INFLO Holdings Corporation and UB
                    Investments (Netherlands) BV, as amended by
                    agreement dated January 26, 1996 (Incorporated
                    by reference to the Company's Current Report on
                    Form 8-K(A) dated April 10, 1996, File No.
                    1-9787 . . . . . . . . . . . . . . . . . . . . . . . . .
          10(h)     Acquisition Agreement dated as of May 1, 1996,
                    among Flowers Industries, Inc., Mrs. Smith's
                    Bakeries, a wholly-owned subsidiary of Flowers
                    Industries, Inc., The J.M. Smucker Company, and
                    Mrs. Smith's, Inc., a wholly-owned subsidiary of
                    The J. M. Smucker Company (Incorporated by
                    reference to the Company's Current Report on
                    Form 8-K dated June 13, 1996, File No.
                    1-9787 . . . . . . . . . . . . . . . . . . . . . . . . .
          11        Statement re computation of per share
                    earnings . . . . . . . . . . . . . . . . . . . . . .   32
          22        Subsidiaries of the Registrant . . . . . . . . . . . . 33
          23        Consent of Independent Accountants . . . . . . . . . . 35
b. Reports on Form 8-K
   On June 13, 1996, the Company filed a Form 8-K containing certain information relating to the acquisition of certain assets of Mrs.
   Smith's Inc. from Mrs. Smith's Inc. and its parent company, The
   J.M. Smucker Company. This Form 8-K was amended on August 14, 1996 by a Form 8-K(A) containing certain historical and proforma financial information.
 * The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at June 29, 1996, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                Report of Independent Accountants On
                    Financial Statement Schedule

To the Board of Directors and Stockholders of Flowers Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 31, 1996 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
Atlanta, Georgia
July 31, 1996

         For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-3/S-8, File No. 33-34855; and on Form S-8, File No. 33-91198.

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                             SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLOWERS INDUSTRIES, INC.
/s/Heeth Varnedoe III    /s/C. Martin Wood III    /s/Russell M. Fryar
By: Heeth Varnedoe III  By: C. Martin Wood III    By: Russell M. Fryar
    President and       Senior Vice President and     Vice President
   Chief Operating       Chief Financial Officer       and Treasurer,
       Officer                                       Chief Accounting
                                                          Officer

Date: August 9, 1996
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


/s/Amos R. McMullian        Chairman of the Board,      August 9, 1996
   Amos R. McMullian         Chairman of the Executive
                             Committee and Chief
                             Executive Officer

/s/Robert P. Crozer         Vice Chairman of the Board  August 9, 1996
   Robert P. Crozer          and a Director

/s/Edward L. Baker          Director                    August 9, 1996
   Edward L. Baker

/s/Joe E. Beverly           Director                    August 9, 1996
   Joe E. Beverly

/s/Franklin L. Burke        Director                    August 9, 1996
   Franklin  L. Burke

/s/G. Anthony Campbell      General Counsel and         August 9, 1996
   G. Anthony  Campbell      Secretary and a Director

/s/John B. Ellis            Director                    August 9, 1996
   John B. Ellis

/s/Langdon S. Flowers       Director                    August 9, 1996
   Langdon S. Flowers

/s/Russell M. Fryar         Vice President and          August 9, 1996
   Russell M. Fryar          Treasurer, Chief
                             Accounting Officer
                             and a Director

/s/Joseph L. Lanier, Jr.    Director                    August 9, 1996
   Joseph L. Lanier, Jr.

/s/J. V. Shields, Jr.       Director                    August 9, 1996
   J. V. Shields, Jr.

/s/Heeth Varnedoe III       President and a Director    August 9, 1996
   Heeth Varnedoe III

/s/C. Martin Wood III       Senior Vice President and   August 9, 1996
   C. Martin Wood III        Chief Financial Officer
                             and a Director

                                    Valuation and Qualifying Accounts (Schedule II)
CLASSIFICATION                                                                                (Amounts in Thousands)

                                                               Balance at
                                                               Beginning    Additions                    Balance at
                                                                of Year     at Cost      Deductions      End of Year
Year Ended June 29, 1996
Amortization of Cost in Excess of Net Tangible Assets.........   $9,281      $35,625       $(289)          $44,617
Year Ended July 1, 1995
Amortization of Cost in Excess of Net Tangible Assets.........   $9,618      $   393       $(730)          $ 9,281
Year Ended July 2, 1994
Amortization of Cost in Excess of Net Tangible Assets.........   $7,429      $ 2,362       $(173)          $ 9,618

See Note 1 of Notes to Consolidated Financial Statements for accounting policy for capitalization and amortization of intangible assets.