Form 10-K/A
period 1996-06-29
FLOWERS INDUSTRIES INC /GA
filed 1996-10-07
CIK 826227

FORM 10-K/A
                 SECURITIES AND EXCHANGE COMMISSION
(Mark One)             Washington, D. C. 20549
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 29, 1996
                                 OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________
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
          22        Subsidiaries of the Registrant . . . . . . . . . . . . 33
          23        Consent of Independent Accountants . . . . . . . . . . 35
          27        Financial Data Schedule. . . . . . . . . . . . . . . . 36
b. Reports on Form 8-K
   On June 13, 1996, the Company filed a Form 8-K containing certain information relating to the acquisition of certain assets of Mrs.
   Smith's Inc. from Mrs. Smith's Inc. and its parent company, The
   J.M. Smucker Company. This Form 8-K was amended on August 14, 1996 by a Form 8-K(A) containing certain historical and proforma financial information.
 * The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at June 29, 1996, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                             SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Flowers Industries, Inc.
                                        (Registrant)

Date October 7, 1996              /s/ C. Martin Wood III
                                  By: C. Martin Wood III
                                      Senior Vice President and
                                      Chief Financial Officer