Form 10-Q
period 1996-09-21
FLOWERS INDUSTRIES INC /GA
filed 1996-10-31
CIK 826227

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D C   20549

(Mark One)
       (CHECK MARK)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 21, 1996


       (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to________________


Commission file number      1-9787

                      Flowers Industries, Inc.
       (Exact name of registrant as specified in its charter)

     Georgia                                       58-0244940
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)


        U. S. Highway 19, P O Box 1338, Thomasville, Georgia
              (Address of principal executive offices)

                                31799
                             (Zip Code)

                            912/226-9110
        (Registrant's telephone number, including area code)

                                 N/A
        (Former name, former address and former fiscal year,
                    if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [CHECK MARK]            No __________


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _________                No __________


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Title of Each Class               Outstanding at October 25, 1996
Common Stock, $.625  Par Value                  58,736,203

                      FLOWERS INDUSTRIES, INC.

                                INDEX



                                                      Page Number
PART I.   Financial Information

   Item 1.  Financial Statements

          Consolidated Balance Sheet
            September 21, 1996 and June 29, 1996            3

          Consolidated Statement of Income
            Twelve Weeks Ended September 21, 1996
            and September 23, 1995                          5

          Consolidated Statement of Cash Flows
            Twelve Weeks Ended September 21, 1996
            and September 23, 1995                          6

          Notes to Consolidated Financial Statements        8

   Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                               9


PART II.  Other Information

   Item 6.   Exhibits and Reports on Form 8-K             10

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                                        ASSETS

                                                    (000's Omitted)

CURRENT ASSETS:                                          September 21,               June 29,
                                                             1996                      1996
  Cash and temporary investments                          $ 19,897                  $ 25,039
  Accounts receivable                                      125,750                   120,301
  Inventories:
    Raw materials                                           36,708                    25,939
    Finished goods                                          51,064                    25,527
    Supplies                                                11,627                    17,110
                                                            99,399                    68,576
  Deferred income taxes                                     11,322                    10,992
  Prepaid expenses                                           5,756                     5,319
                                                           262,124                   230,227
PROPERTY, PLANT & EQUIPMENT:
  Land                                                      23,386                    23,386
  Buildings                                                182,994                   183,502
  Machinery and equipment                                  389,622                   393,319
  Furniture, fixtures, and transportation equipment         21,271                    21,365
  Construction and capital projects in progress             79,561                    63,005
                                                           696,834                   684,577
  Less: accumulated depreciation                          (270,939)                 (264,107)
                                                           425,895                   420,470
OTHER ASSETS AND DEFERRED CHARGES:
  Notes receivable from distributors                             0                    61,236
  Investment in unconsolidated affiliate                    67,728                    68,326
  Other long-term assets                                    28,094                    24,567
                                                            95,822                   154,129
COST IN EXCESS OF NET TANGIBLE ASSETS:
  Cost in excess of net tangible assets                     45,286                    45,962
  Less: accumulated amortization                            (1,601)                   (1,345)
                                                            43,685                    44,617
                                                          $827,526                  $849,443

    (See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           (000's Omitted except share data)

                                                         September 21,              June 29,
                                                            1996                     1996
CURRENT LIABILITIES:
  Notes payable                                           $  6,593                  $  6,593
  Obligations under capital leases                           1,950                     1,988
  Accounts payable                                          81,356                    98,796
  Accrued taxes other than income taxes                      9,088                     5,369
  Income taxes                                              12,901                     1,264
  Accrued compensation, interest and other
  liabilities                                               70,264                    67,738
                                                           182,152                   181,748

LONG-TERM NOTES PAYABLE                                    266,168                   254,355
OBLIGATIONS UNDER CAPITAL LEASES                             2,009                     2,573
INDUSTRIAL REVENUE BONDS                                    17,770                    17,770
DEFERRED INCOME TAXES                                       44,753                    47,270
DEFERRED INCOME                                                  0                    40,403

COMMON STOCK:
  Par value $.625 authorized 100,000,000 shares,
    issued 59,090,726                                       36,932                    36,932
  Capital in excess of par value                            58,783                    58,783
  Retained earnings                                        245,331                   234,069
  Less - common stock in treasury, 659,737
    and 506,749 shares, respectively                        (9,057)                   (6,493)
  Less - Restricted Stock Award and Equity
    Incentive Award                                        (17,315)                  (17,967)
    Total common stockholders' equity                      314,674                   305,324
                                                          $827,526                  $849,443

    (See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted except share data)

                                                                 For the 12 Weeks Ended

                                                          September 21,           September 23,
                                                              1996                     1995
Sales                                                     $   322,710             $    269,674
Sale of distributor notes                                      43,244                        0
Other (loss) income                                            (3,753)                   1,897
                                                              362,201                  271,571
Materials, supplies, labor and other manufacturing costs      182,272                  143,781
Selling, delivery and administrative expenses                 129,512                  104,169
Depreciation and amortization                                  10,045                    8,960
Interest                                                        7,447                    1,965
                                                              329,276                  258,875

Pre-tax income                                                 32,925                   12,696
Federal and state income taxes                                 12,446                    4,799
Equity in net loss of unconsolidated affiliate                   (531)                       0
Net income                                                $    19,948             $      7,897

Net income per common share                                     $0.35                    $0.14

Weighted average number of shares outstanding used in
  calculation of net income per common share               57,645,106               57,182,822

Cash dividends paid per common share                          $0.1500                  $0.1400

    (See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)


                                                                 For the 12 Weeks Ended
                                                             September 21,           September 23,
                                                                 1996                     1995
Cash flows from operating activities:
  Cash received from customers                                 $317,825                 $271,288
  Interest received                                                 390                      121
  Sale of distributor notes receivable                           65,954                        0
  Other                                                          (1,010)                     608
Cash provided by operating activities                           383,159                  272,017
  Cash paid to suppliers and employees                          361,481                  278,882
  Interest paid                                                   7,567                    2,436
  Income taxes paid                                               4,365                    3,899
Cash disbursed for operating activities                         373,413                  285,217
Net cash flow from operating activities (See Schedule 1)          9,746                  (13,200)
Cash flows from investing activities:
  Purchase of property, plant and equipment                     (15,820)                 (18,987)
  Acquisition of businesses                                           0                   (3,043)
  Divestiture of business                                           200                    1,061
  Other                                                          (1,753)                   1,676
Net cash disbursed for investing activities                     (17,373)                 (19,293)
Cash flows from financing activities:
  Dividends paid                                                 (8,764)                  (8,109)
  Purchases of treasury stock                                         0                     (255)
  Increase in long-term notes payable                            17,625                   24,510
  Payments of long-term notes payable                            (6,376)                    (951)
Net cash provided by financing activities                         2,485                   15,195
Net decrease in cash                                           $ (5,142)                $(17,298)

    (See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)

                                                                                For the 12 Weeks Ended

                                                                              September 21,      September 23,
                           Schedule 1                                              1996              1995
Schedule reconciling earnings to net cash flow from operating activities:
  Net income                                                                    $ 19,948           $  7,897
  Noncash expenses, revenues, losses and gains included in income:
    Depreciation and amortization                                                 10,045              8,960
    Deferred income taxes                                                              0                 (1)
    Increase in accounts receivable                                              (11,390)            (3,256)
    Increase in inventories                                                      (31,102)            (6,929)
    Increase in prepaids                                                            (437)              (650)
    Decrease in distributor notes receivable                                      65,954                  0
    Decrease in accounts payable                                                 (17,440)           (12,584)
    Increase (decrease) in accrued taxes and other liabilities                    16,881             (6,637)
    Decrease in deferred distributor income                                      (43,244)                 0
    Equity in net loss of unconsolidated affiliate                                   531                  0
                                                                                $  9,746           $(13,200)

                          Schedule 2
Schedule of noncash financing activities:
  Common stock received in connection with the exercise of employee
    stock options                                                               $      0           $  1,007
  Stock issued and held in escrow in connection with Restricted Stock
    Awards                                                                      $      0           $  3,310
  Exercise of Equity Incentive Awards                                           $      0           $  1,104
  Stock received from Richter's escrow -(Anti-trust settlement)                 $  2,565           $      0
  Note receivable from divestiture of business                                  $  1,311           $      0

    (See Accompanying Notes to Consolidated Financial Statements)

                      FLOWERS INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 21,1996 and June 29, 1996, the results of operations for the twelve weeks ended September 21, 1996 and September 23, 1995 and statement of cash flows for the twelve weeks ended September 21, 1996 and September 23, 1995.

2.   The results of operations for the twelve week periods ended
     September 21, 1996 and September 23, 1995, are not necessarily indicative of the results to be expected for a full year.

3. During September 1996, the Company accrued for certain claims by the Internal Revenue Service ("IRS"), relating primarily to the Company's independent distributor program. The IRS asserted that the independent distributor program generated ordinary income upon the initial sale of the territory.

     In a related, but separate transaction, on September 21, 1996, the Company sold $66,000,000 of notes receivable from independent distributors to a financial institution. Of the $66,000,000 of notes sold, $44,000,000 was initially without recourse to the Company with the remaining $22,000,000 having limited recourse. Concurrently, approximately $43,000,000 of deferred income was recognized by the Company. The Company will act as the servicing agent for the financial institution and will receive a fee for these services.

4. Net Income Per Common Share - Net income per common share is computed by dividing (a) net income by (b) the average number of common shares outstanding, increased by common equivalent shares (options and Restricted Shares) determined using the treasury stock and if converted methods.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company's working capital increased $31,493,000 to $79,972,000 at the end of the first quarter of fiscal 1997, with cash and temporary investments decreasing to $19,897,000 from $25,039,000 at June 29, 1996. The working capital increase is primarily due to the building of inventories, particularly in the frozen food area, as a result of the increases in existing locations, and the new Mrs. Smith's pie business acquired during the fourth quarter of fiscal 1996. The decrease in cash and temporary investments was primarily due to cash expended for capital projects throughout the Company.

At the end of the first quarter of fiscal 1997, the Company had a total of $121,000,000 borrowed under a five-year $300,000,000 syndicated loan facility. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during the third quarter of fiscal 1996.

During the first quarter of fiscal 1997, the Company sold $66,000,000 of distributor notes receivable to a bank. The proceeds from this sale were used to pay a portion of the Company's debt outstanding at that time.

Dividends paid per share increased 7% to $.15 in the first quarter of fiscal 1997 from $.14 paid in the first quarter of fiscal 1996.


Results of Operations:

Sales for the first quarter of fiscal 1997 were $322,710,000, an increase of 20% from $269,674,000 for the first quarter of fiscal 1996. Acquisitions consummated during the last three quarters of fiscal 1996 contributed approximately one-half of the increase, while increased volume of 9%, exclusive of the acquisitions also contributed to the increase.

Pre-tax income for the first quarter of fiscal 1997 increased 159% to $32,925,000 from $12,696,000 in the first quarter of fiscal 1996. The sale of the distributor notes receivable discussed above generated $43,244,000 of pre-tax income during the first quarter. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset primarily by approximately $19,000,000 of expenses relating to the Internal Revenue Service audit and the write-down of certain idle facilities. Operationally, income for the first quarter of fiscal 1997 was adversely impacted by significantly higher raw material costs, particularly flour, the Company's primary raw material, high operating costs at Mrs. Smith's Pies, which the Company acquired on May 31, 1996 and the Company's share of Keebler's minor net loss for the quarter. Management anticipates that flour costs will decline and initial operating costs of Mrs. Smith's will settle during the second quarter of fiscal 1997.

                    PART II.   OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

    (a)   Exhibit 11 - Computation of Earnings Per Common Share. (Page
          11)

     (b)  Exhibit 27 - Financial Data Schedule.  (Page 12)

     (c)  Reports on Form 8-K
          On June 13, 1996, the Company filed a Form 8-K containing certain information relating to the acquisition of certain assets of Mrs. Smith's Inc. from Mrs. Smith's Inc. and its parent company, The J. M. Smucker Company. This Form 8-K was amended on August 14, 1996 by a Form 8-K(A) containing certain historical and proforma financial information.

                                                                                            Exhibit 11
                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted except share data)


                                                                        For the 12 Weeks Ended

                                                               September 21,               September 23,
                                                                   1996                         1995
Net income for net income per common share                      $   19,948                   $    7,897

Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares
    outstanding during the period                               58,507,281                   57,736,224
  Add (Deduct) - Shares issuable upon exercise of employee
    stock options based on quarter-end market price                286,254                      157,394
  Shares issuable upon award of performance shares
    and restricted stock award based on quarter-end
    market price                                                (1,148,429)                    (710,796)
Weighted average number of shares used in
  calculation of net income per common share                    57,645,106                   57,182,822

Net income per common share                                         $ 0.35                       $ 0.14

    (See Accompanying Notes to Consolidated Financial Statements)

                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FLOWERS INDUSTRIES, INC.





                                    /s/  Amos R. McMullian
                                    By:  Amos R. McMullian
                                         Chairman of the Board




                                   /s/  Russell M. Fryar
                                   By:  Russell M. Fryar
                                         Vice President, Treasurer and
                                        Chief Accounting Officer

October 25, 1996
      Date