Form 10-Q
period 1996-12-14
FLOWERS INDUSTRIES INC /GA
filed 1997-01-24
CIK 826227

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D C   20549

(Mark One)
       ([chech mark])    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      December 14, 1996


       (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to________________


Commission file number      1-9787

                    Flowers Industries, Inc.
     (Exact name of registrant as specified in its charter)

          Georgia                               58-0244940
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)          Identification Number)

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

Yes _________                No __________


             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Title of Each Class           Outstanding at January 17, 1997
Common Stock, $.625 Par Value                  58,630,127

                    FLOWERS INDUSTRIES, INC.

                             INDEX



                                                     Page Number
PART I.   Financial Information

  Item 1. Financial Statements

            Consolidated Balance Sheet
               December 14, 1996 and June 29, 1996         3

            Consolidated Statement of Income
               Twenty Four Weeks Ended December 14, 1996
               and December 16, 1995                       5

            Consolidated Statement of Income
               Twelve Weeks Ended December 14, 1996
               and December 16, 1995                       6

            Consolidated Statement of Cash Flows
               Twenty Four Weeks Ended December 14, 1996
               and December 16, 1995                       7

            Notes to Consolidated Financial Statements     9

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations         10


PART II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security
                 Holders                                   11

  Item 6.   Exhibits and Reports on Form 8-K               11

                                FLOWERS INDUSTRIES, INC.
                               CONSOLIDATED BALANCE SHEET
                                         ASSETS

                                     (000's Omitted)



                                                           December 14,          June 29,
CURRENT ASSETS:                                                1996                1996
                                                            ----------           --------
  Cash and temporary investments                            $  4,972            $  25,039
                                                            --------            ---------
  Accounts receivable                                        161,735              120,301
                                                            --------            ---------
  Inventories:
    Raw materials                                             41,259               25,939
    Finished goods                                            27,530               25,527
    Supplies                                                  19,384               17,110
                                                            --------            ---------
                                                              88,173               68,576
                                                            --------            ---------
  Deferred income taxes                                       11,652               10,992
  Prepaid expenses                                             6,779                5,319
                                                            --------            ---------
                                                             273,311              230,227
PROPERTY, PLANT & EQUIPMENT:
  Land                                                        23,457               23,386
  Buildings                                                  183,909              183,502
  Machinery and equipment                                    393,732              393,319
  Furniture, fixtures and transportation equipment           23,008               21,365
  Construction and capital projects in progress              100,500               63,005
                                                            --------            ---------
                                                             724,606              684,577
  Less:  accumulated depreciation                           (284,574)            (264,107)
                                                            --------            ---------
                                                             440,032              420,470
                                                            --------            ---------
OTHER ASSETS AND DEFERRED CHARGES:
  Notes receivable from distributors                               0               61,236
  Investment in unconsolidated affiliate                      68,095               68,326
  Other long-term assets                                      32,305               24,567
                                                            --------            ---------
                                                             100,400              154,129
                                                            --------            ---------
COST IN EXCESS OF NET TANGIBLE ASSETS:
  Cost in excess of net tangible assets                       45,286               45,962
  Less:  accumulated amortization                             (1,805)              (1,345)
                                                            --------            ---------
                                                              43,481               44,617
                                                            --------            ---------
                                                            $857,224             $849,443
                                                            ========            =========

 (See Accompanying Notes to Consolidated Financial Statements)

                                FLOWERS INDUSTRIES, INC.
                               CONSOLIDATED BALANCE SHEET
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                            (000's Omitted except share data)



                                                              December 14,        June 29,
CURRENT LIABILITIES:                                              1996              1996
                                                              -----------        ---------
  Notes payable                                               $  57,002          $  6,593
  Obligations under capital leases                                2,242             1,988
  Accounts payable                                               67,793            98,796
  Accrued taxes other than income taxes                           4,608             5,369
  Income taxes                                                      870             1,264
  Accrued compensation, interest and other liabilities           85,261            67,738
                                                              ---------          --------
                                                                217,776           181,748
                                                              ---------          --------

LONG-TERM NOTES PAYABLE                                         251,869           254,355
                                                              ---------          --------
OBLIGATIONS UNDER CAPITAL LEASES                                  2,864             2,573
                                                              ---------          --------
INDUSTRIAL REVENUE BONDS                                         17,570            17,770
                                                              ---------          --------
DEFERRED INCOME TAXES                                            45,192            47,270
                                                              ---------          --------
DEFERRED INCOME                                                       0            40,403
                                                              ---------          --------

COMMON STOCK:
  Par value $.625 authorized 100,000,000 shares,
    issued 59,090,726                                            36,932            36,932
  Capital in excess of par value                                 59,137            58,783
  Retained earnings                                             248,555           234,069
  Less - common stock in treasury, 457,914
    and 506,749 shares, respectively                             (7,512)           (6,493)
  Less - Restricted Stock Award and Equity
    Incentive Award                                             (15,159)          (17,967)
                                                              ---------          --------
    Total common stockholders' equity                           321,953           305,324
                                                              ---------          --------
                                                               $857,224          $849,443
                                                              =========          ========

 (See Accompanying Notes to Consolidated Financial Statements)

                                FLOWERS INDUSTRIES, INC.
                            CONSOLIDATED STATEMENT OF INCOME

                            (000's Omitted except share data)



                                                                 For the 24 Weeks Ended
                                                             ----------------------------
                                                              December 14,   December 16,
                                                                  1996             1995
                                                              ------------    ------------

Sales                                                          $ 704,000        $ 560,212
Sale of distributor notes                                         43,244                0
Other income (expense)                                            (1,897)           2,692
                                                             -----------      -----------
                                                                 745,347          562,904
                                                             -----------      -----------
Materials, supplies, labor and other manufacturing costs         398,806          303,643
Selling, delivery and administrative expenses                    261,590          211,526
Depreciation and amortization                                     20,366           18,139
Interest                                                          12,485            4,151
                                                             -----------      -----------
                                                                 693,247          537,459
                                                             -----------      -----------

Pre-tax income                                                    52,100           25,445
Federal and state income taxes                                    19,694            9,618
Equity in net loss of unconsolidated affiliate                      (195)               0
                                                             -----------      -----------
Net income                                                   $    32,211      $    15,827
                                                             ===========      ===========

Net income per common share                                       $ 0.56           $ 0.28
                                                             ===========      ===========

Weighted average number of shares outstanding used in
  calculation of net income per common share                  57,815,744       57,298,471

Cash dividends paid per common share                             $0.3025          $0.2825
                                                             ===========      ===========

 (See Accompanying Notes to Consolidated Financial Statements)

                                FLOWERS INDUSTRIES, INC.
                            CONSOLIDATED STATEMENT OF INCOME

                            (000's Omitted except share data)



                                                                For the 12 Weeks Ended
                                                             ----------------------------

                                                             December 14,     December 16,
                                                                 1996             1995
                                                             ------------     -----------
Sales                                                        $   381,290      $   290,538
Other income                                                       1,856              795
                                                             -----------      -----------
                                                                 383,146          291,333
                                                             -----------      -----------
Materials, supplies, labor and other manufacturing costs         216,534          159,862
Selling, delivery and administrative expenses                    132,078          107,357
Depreciation and amortization                                     10,321            9,179
Interest                                                           5,038            2,186
                                                             -----------      -----------
                                                                 363,971          278,584
                                                             -----------      -----------

Pre-tax income                                                    19,175           12,749
Federal and state income taxes                                     7,248            4,819
Equity in net income of unconsolidated affiliate                     336                0
                                                             -----------      -----------
Net income                                                   $    12,263      $     7,930
                                                             ===========      ===========

Net income per common share                                        $0.21            $0.14
                                                             ===========      ===========

Weighted average number of shares outstanding used in
  calculation of net income per common share                  57,948,022       57,426,161

Cash dividends paid per common share                             $0.1525          $0.1425
                                                             ===========      ===========

 (See Accompanying Notes to Consolidated Financial Statements)

                                FLOWERS INDUSTRIES, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                     (000's Omitted)



                                                                 For the 24 Weeks Ended
                                                               --------------------------
                                                              December 14,    December 16,
                                                                  1996            1995
                                                              -----------     -----------
Cash flows from operating activities:
  Cash received from customers                                   $ 654,627        $555,744
  Interest received                                                    561             269
  Sale of distributor notes receivable                              65,954               0
  Other                                                              2,306           1,371
                                                                 ---------        --------
Cash provided by operating activities:                             723,448         557,384
                                                                 ---------        --------
  Cash paid to suppliers and employees                             697,211         547,147
  Interest paid                                                     12,933           5,077
  Income taxes paid                                                 23,644          12,269
                                                                 ---------        --------
  Cash disbursed from operating activities                         733,788         564,493
                                                                 ---------        --------
Net cash flow from operating activities (See Schedule 1)           (10,340)         (7,109)
                                                                 ---------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                        (37,037)        (27,167)
  Acquisition of businesses                                              0          (7,311)
  Divestiture of business                                              200           1,061
  Other                                                             (1,692)            396
                                                                 ---------        --------
Net cash disbursed for investing activities                        (38,529)        (33,021)
                                                                 ---------        --------
Cash flows from financing activities:
  Dividends paid                                                   (17,725)        (16,389)
  Purchases of treasury stock                                         (146)           (570)
  Increase in short-term notes payable                              50,409               0
  Increase in long-term notes payable                                3,625          27,410
  Payments of long-term notes payable                               (7,361)         (1,225)
                                                                 ---------        --------
Net cash provided by financing activities                           28,802           9,226
                                                                 ---------        --------
Net decrease in cash                                             $ (20,067)       $(30,904)
                                                                 =========        ========

                (See Accompanying Notes to Consolidated Financial Statements)

                                                  FLOWERS INDUSTRIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      (000's Omitted)



                                                                               For the 24 Weeks Ended
                                                                           ------------------------------
                                                                           December 14,      December 16,
                                Schedule 1                                    1996               1995
-------------------------------------------------------------------------  ------------      ------------
Schedule reconciling earnings to net cash flow from operating activities:
  Net income                                                                $ 32,211           $ 15,827
                                                                            --------           --------
  Noncash expenses, revenues, losses and gains included in income:
    Depreciation and amortization                                             20,366             18,139
    Deferred income taxes                                                          0                 (1)
    Increase in accounts receivable                                          (45,237)            (7,362)
    Increase in inventories                                                  (19,740)            (3,676)
    Increase in prepaids                                                      (1,396)              (690)
    Decrease in distributor notes receivable                                  65,954                  0
    Decrease in accounts payable                                             (31,464)           (13,702)
    Increase (decrease) in accrued taxes and other liabilities                12,015            (15,644)
    Decrease in deferred distributor income                                  (43,244)                 0
    Equity in net income of unconsolidated affiliate                             195                  0
                                                                            --------           --------
                                                                            $(10,340)          $ (7,109)
                                                                            ========           ========

                               Schedule 2
-------------------------------------------------------------------------
Schedule of noncash financing activities:
  Common stock received in connection with the exercise of employee
    stock options                                                           $    501           $  1,007
                                                                            ========           ========
  Stock issued and held in escrow in connection with Restricted
    Stock Awards                                                            $     94           $  3,004
                                                                            ========           ========
  Exercise of Equity Incentive Awards                                       $  2,365           $  1,653
                                                                            ========           ========
  Stock released from acquisition escrow                                    $  2,565           $      0
                                                                            ========           ========
  Note receivable from divestiture of business                              $  1,311           $  2,500
                                                                            ========           ========
  Stock issued for acquisition                                              $  4,000           $  1,119
                                                                            ========           ========

    (See Accompanying Notes to Consolidated Financial Statements)

                      FLOWERS INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 14, 1996 and June 29, 1996, the results of operations for the twelve and twenty- four weeks ended December 14, 1996 and December 16, 1995 and statement of cash flows for the twenty-four weeks ended December 14, 1996 and December 16, 1995.

2. The results of operations for the twelve and twenty-four week periods ended December 14, 1996 and December 16, 1995, are not necessarily indicative of the results to be expected for a full year.

3. During September 1996, the Company accrued for certain claims by the Internal Revenue Service ("IRS"), relating primarily to the Company's independent distributor program. The IRS asserted that the independent distributor program generated ordinary income upon the initial sale of the territory.

     In a related, but separate transaction, on September 20, 1996, the Company sold $66,000,000 of notes receivable from independent distributors to a financial institution. Of the $66,000,000 of notes sold, $44,000,000 was initially without recourse to the Company with the remaining $22,000,000 having limited recourse. Concurrently, approximately $43,000,000 of deferred income was recognized by the Company. The Company acts as a servicing agent for the financial institution and is entitled to receive a fee for these services.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's working capital increased $7,056,000 to $55,535,000 at the end of the second quarter of fiscal 1997, with cash and temporary investments decreasing to $4,972,000 from $25,039,000 at June 29, 1996. The working capital increase is due primarily to increased receivables as a result of sales increases, particularly in the new Mrs. Smith's pie business acquired during the fourth quarter of fiscal 1996. The decrease in cash and temporary investments was primarily due to cash expended for capital projects throughout the Company.

At the end of the second quarter of fiscal 1997, the Company had a total of $107,000,000 borrowed under a five-year $300,000,000 syndicated loan facility. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during the third quarter of fiscal 1996.
During the second quarter of fiscal 1997, the Company entered into a short-term $50,000,000 Commercial Paper program to finance the seasonal build-up of frozen inventory. Borrowings outstanding under this program at December 14, 1996 were $50,000,000.

During the first quarter of fiscal 1997, the Company sold
$66,000,000 of distributor notes receivable to a financial institution. The proceeds from this sale were used to pay a portion of the Company's debt outstanding at that time.

Dividends paid per share increased 7% to $.1525 in the second quarter of fiscal 1997 from $.1425 paid in the second quarter of fiscal 1996.

Results of Operations:

Sales increased 26% to $704,000,000 in the first half of fiscal
1997 as compared with the first half of fiscal 1996.
Acquisitions consummated subsequent to the second quarter of fiscal 1996 contributed approximately two-thirds of the increase, while increased volume of 8%, exclusive of the acquisitions was also a factor in the sales increase. Sales increased 31% to $381,290,000 in the second quarter of fiscal 1997 as compared with the second quarter of fiscal 1996. Acquisitions consummated subsequent to the second quarter of fiscal 1996 and increased internal volume growth of approximately 8% were factors in the sales increase.

Pre-tax income increased 105% to $52,100,000 and 50% to $19,175,000 in the first half and second quarter of fiscal 1997, respectively. The sale of the distributor notes receivable during the first quarter as discussed above generated $43,244,000 of pre-tax income during the first half of the year. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset primarily by approximately $19,000,000 of expenses relating to the Internal Revenue Service audit and the write-down of certain idle facilities. Operationally, income for the first half and second quarter of fiscal 1997 was positively impacted by the new Mrs. Smith's pie business, which the Company acquired during the fourth quarter of fiscal 1996, as well as sales and volume gains at the remainder of the Company's operations. The income increase was partially offset by higher raw material costs, particularly flour, the Company's primary raw material.

                    PART II.   OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held
          October 18, 1996 in Thomasville, Georgia for the following purposes:

   (1) To elect four (4) members to the Board of Directors to serve for three years or until their successors shall be elected and shall have qualified:

                                            For            Withheld
          Joe E. Beverly                 50,418,508        458,597
          Russell M. Fryar               50,404,364        472,741
          Amos R. McMullian              50,403,448        473,657
          J. V. Shields, Jr.             50,402,910        474,195

  (2)     To consider and act upon a proposal to select Price
          Waterhouse LLP as independent accountants for the Company for fiscal 1997:

          For                            50,743,799
          Against                            27,185
          Abstain                           106,122


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit 11 - Computation of Earnings Per Common Share.
          (Pages 12 and 13)

    (b)   Exhibit 27 - Financial Data Schedule.  (Page 14)

    (c)   Reports on Form 8-K
          No reports on Form 8-K were filed by the Company for the second quarter ended December 14, 1996.


                                                                                                            Exhibit 11
                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted except share data)

                                                                         For the 24 Weeks Ended
                                                                   ---------------------------------
                                                                   December 14,         December 16,
                                                                       1996                 1995
                                                                   ------------         ------------
Net income for net income per common share                         $   32,211            $   15,827
                                                                   ==========            ==========

Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares
    outstanding during the period                                  58,589,507            57,814,915
  Add (Deduct) - Shares issuable upon exercise of
                   employee stock options based on
                   quarter-end market price                           294,223               155,729
                 Shares issuable upon award of
                   performance shares and restricted
                   stock award based on quarter-end
                   market price                                    (1,067,986)             (672,173)
                                                                   ----------            ----------
  Weighted average number of shares used in calculation
    of net income per common share                                 57,815,744            57,298,471
                                                                   ==========            ==========

Net income per common share                                            $ 0.56                $ 0.28
                                                                   ==========            ==========

    (See Accompanying Notes to Consolidated Financial Statements)

                                                          Exhibit 11

                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted except share data)

                                                                       For the 12 Weeks Ended
                                                                   --------------------------------
                                                                   December 14,         December 16,
                                                                      1996                  1995
                                                                   ------------         -----------
Net income for net income per common share                         $   12,263            $    7,930
                                                                   ==========            ==========

Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares
    outstanding during the period                                  58,632,103            57,913,335
  Add (Deduct) - Shares issuable upon exercise of
                   employee stock options based on
                   quarter-end market price                           305,021               151,911
                 Shares issuable upon award of
                   performance shares and restricted
                   stock award based on quarter-end
                   market price                                      (989,102)             (639,085)
                                                                   ----------            ----------
  Weighted average number of shares used in calculation
    of net income per common share                                 57,948,022            57,426,161
                                                                   ==========            ==========

Net income per common share                                            $ 0.21                $ 0.14
                                                                   ==========            ==========

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

January 17, 1997
      Date