Form 10-Q
period 1997-04-08
FLOWERS INDUSTRIES INC /GA
filed 1997-04-18
CIK 826227

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D C   20549

(Mark One)
       (CHECK MARK)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 8, 1997


       (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_____________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..

Yes   [CHECK MARK]           No __________


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _________                No __________


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at April 11, 1997
Common Stock, $.625  Par Value                 58,749,221


                      FLOWERS INDUSTRIES, INC.

                                INDEX


                                                   Page Number
PART I.   Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheet
               March 8, 1997 and June 29, 1996                3

               Consolidated Statement of Income
               Thirty Six Weeks Ended March 8, 1997
               and March 9, 1996                              5

               Consolidated Statement of Income
               Twelve Weeks Ended March 8, 1997
               and March 9, 1996                              6

               Consolidated Statement of Cash Flows
               Thirty Six Weeks Ended March 8, 1997
               and March 9, 1996                              7

               Notes to Consolidated Financial Statements     9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations 10


PART II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K              11


-2-

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                                        ASSETS

                                           (000's Omitted except share data)



CURRENT ASSETS:                                                      March 8, 1997          June 29, 1996
  Cash and temporary investments                                       $   4,886              $  25,039
                                                                       ---------              ---------
  Accounts receivable                                                    117,925                120,301
                                                                       ---------              ---------
  Inventories:
    Raw materials                                                         42,387                 25,939
    Finished goods                                                        34,434                 25,527
    Supplies                                                              19,169                 17,110
                                                                       ---------              ---------
                                                                          95,990                 68,576
                                                                       ---------              ---------
  Deferred income taxes                                                   11,982                 10,992
  Prepaid expenses                                                         6,592                  5,319
                                                                       ---------              ---------
                                                                         237,375                230,227
                                                                       ---------              ---------

PROPERTY, PLANT & EQUIPMENT:
  Land                                                                    23,457                 23,386
  Buildings                                                              183,909                183,502
  Machinery and equipment                                                393,734                393,319
  Furniture, fixtures and transportation equipment                        23,008                 21,365
  Construction and capital projects in progress                          118,576                 63,005
                                                                       ---------              ---------
                                                                         742,684                684,577
  Less:  accumulated depreciation                                       (294,534)              (264,107)
                                                                       ---------              ---------

                                                                         448,150                420,470
                                                                       ---------              ---------
OTHER ASSETS AND DEFERRED CHARGES:
  Investment in unconsolidated affiliate                                  74,099                 68,326
  Notes receivable from distributors                                           0                 61,236
  Other long-term assets                                                  33,552                 24,567
                                                                       ---------              ---------
                                                                         107,651                154,129
                                                                       ---------              ---------
COST IN EXCESS OF NET TANGIBLE ASSETS:
  Cost in excess of net tangible assets                                   45,286                 45,962
  Less:  accumulated amortization                                         (2,059)                (1,345)
                                                                       ---------              ---------
                                                                          43,227                 44,617
                                                                       ---------              ---------
                                                                       $ 836,403              $ 849,443
                                                                       =========              =========

(See Accompanying Notes to Consolidated Financial Statements)

-3-

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           (000's Omitted except share data)



CURRENT LIABILITIES:                                                 March 8, 1997          June 29, 1996
  Notes payable - commercial paper                                      $ 37,996               $      0
  Notes payable                                                            5,677                  6,593

  Obligations under capital leases                                         2,386                  1,988
  Accounts payable                                                        54,960                 98,796
  Accrued taxes other than income taxes                                    4,769                  5,369
  Income taxes                                                             4,172                  1,264
  Accrued compensation, interest and other liabilities                    76,947                 67,738
                                                                        --------               --------
                                                                         186,907                181,748
                                                                        --------               --------

LONG-TERM NOTES PAYABLE                                                  256,171                254,355
                                                                        --------               --------
OBLIGATIONS UNDER CAPITAL LEASES                                           2,751                  2,573
                                                                        --------               --------
INDUSTRIAL REVENUE BONDS                                                  17,570                 17,770
                                                                        --------               --------
DEFERRED INCOME TAXES                                                     46,024                 47,270
                                                                        --------               --------
DEFERRED INCOME                                                                0                 40,403
                                                                        --------               --------

COMMON STOCK:
  Par value $.625 authorized 100,000,000 shares,
    issued 59,090,726                                                     36,932                 36,932
  Capital in excess of par value                                          58,079                 58,783
  Retained earnings                                                      251,638                234,069
  Less - common stock in treasury, 308,006
    and 506,749 shares, respectively                                      (5,060)                (6,493)
  Less - Restricted Stock Award and Equity
    Incentive Award                                                      (14,609)               (17,967)
                                                                        --------               --------
  Total common stockholders' equity                                      326,980                305,324
                                                                        --------               --------
                                                                        $836,403               $849,443
                                                                        ========               ========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted except share data)



                                                                            For the 36 Weeks Ended
                                                                     March 8, 1997            March 9, 1996
Sales                                                                  $1,009,954              $   835,225
Sale of distributor notes                                                  43,244                        0
Other income (expense)                                                        (74)                   3,842
                                                                       ----------              -----------
                                                                        1,053,124                  839,067
                                                                       ----------              -----------
Materials, supplies, labor and other manufacturing costs                  561,747                  453,639
Selling, delivery and administrative expenses                             380,907                  315,941
Depreciation and amortization                                              31,035                   27,644
Interest                                                                   17,423                    7,263
                                                                       ----------              -----------
                                                                          991,112                  804,487
                                                                       ----------              -----------

Pre-tax income                                                             62,012                   34,580
Federal and state income taxes                                             23,441                   13,071
Net income from investment in unconsolidated affiliate                      5,810                        0
                                                                       ----------              -----------
Net income                                                             $   44,381              $    21,509

                                                                       =========               ===========

Net income per common share                                               $ 0.77                    $ 0.38
                                                                       =========               ===========

Weighted average number of shares outstanding used in
  calculation of net income per common share                          57,924,662                57,333,224

Cash dividends paid per common share                                    $ 0.4575                  $ 0.4275
                                                                       =========               ===========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted except share data)


                                                                            For the 12 Weeks Ended
                                                                     March 8, 1997            March 9, 1996
Sales                                                                  $   301,392             $  275,013
Other income                                                                 2,558                  1,150
                                                                       -----------             ----------
                                                                           303,950                276,163
                                                                       -----------             ----------
Materials, supplies, labor and other manufacturing costs                   159,114                149,996
Selling, delivery and administrative expenses                              119,317                104,415
Depreciation and amortization                                               10,669                  9,505
Interest                                                                     4,938                  3,112
                                                                       -----------             ----------

                                                                           294,038                267,028
                                                                       -----------             ----------

Pre-tax income                                                               9,912                  9,135
Federal and state income taxes                                               3,747                  3,453
Net income from investment in unconsolidated affiliate                       6,005                      0
                                                                       -----------             ----------
Net income                                                             $    12,170             $    5,682
                                                                       ===========             ==========

Net income per common share                                                 $ 0.21                 $ 0.10
                                                                       ===========             ==========

Weighted average number of shares outstanding used in
  calculation of net income per common share                            58,145,661             57,443,124

Cash dividends paid per common share                                      $ 0.1550               $ 0.1450
                                                                       ===========             ==========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)



                                                                            For the 36 Weeks Ended
                                                                     March 8, 1997            March 9, 1996
Cash flows from operating activities:

  Cash received from customers                                         $1,000,373              $ 828,907
  Interest received                                                           719                    433
  Sale of distributor notes receivable                                     65,954                      0
  Other                                                                     3,566                  2,352
                                                                       ----------              ---------
Cash provided by operating activities:                                  1,070,612                831,692
                                                                       ----------              ---------
  Cash paid to suppliers and employees                                    996,486                801,165
  Interest paid                                                            20,164                  7,183
  Income taxes paid                                                        24,089                 11,099
                                                                       ----------              ---------
Cash disbursed from operating activities                                1,040,739                819,447
                                                                       ----------              ---------
Net cash flow from operating activities (See Schedule 1)                   29,873                 12,245
                                                                       ----------              ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                               (56,442)               (40,949)
  Acquisition of businesses                                                     0                 (7,311)
  Investment in joint venture                                                   0                (62,054)
  Divestiture of business                                                     200                  1,061
  Other                                                                    (4,441)                  (140)
                                                                       ----------              ---------
Net cash disbursed for investing activities                               (60,683)              (109,393)
                                                                       ----------              ---------
Cash flows from financing activities:
  Dividends paid                                                          (26,813)               (24,795)
  Purchases of treasury stock                                                (207)                  (604)
  Increase in short-term notes payable                                     37,996                      0
  Increase in long-term notes payable                                      13,625                100,135
  Payments of long-term notes payable                                     (13,944)                (2,559)
                                                                       ----------              ---------
Net cash provided by financing activities                                  10,657                 72,177
                                                                       ----------              ---------
Net decrease in cash                                                   $  (20,153)             $ (24,971)
                                                                       ==========              =========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)



                                                                                       For the 36 Weeks Ended
                           Schedule 1                                           March 8, 1997            March 9, 1996
Schedule reconciling earnings to net cash flow from operating activities:
  Net income                                                                      $ 44,381                 $ 21,509
                                                                                  --------                 --------
  Noncash expenses, revenues, losses and gains included in income:
    Depreciation and amortization                                                   31,035                   27,644
    Increase in accounts receivable                                                 (1,427)                 (10,432)
    Increase in inventories                                                        (27,557)                  (4,119)
    Increase in prepaids                                                            (1,209)                  (2,304)
    Decrease in distributor notes receivable                                        65,954                        0
    Decrease in accounts payable                                                   (44,297)                 (10,044)
    Increase (decrease) in accrued taxes and other liabilities                      12,047                  (10,009)
    Decrease in deferred distributor income                                        (43,244)                       0
    Equity in net income of unconsolidated affiliate                                (5,810)                       0
                                                                                  --------                 --------
                                                                                  $ 29,873                 $ 12,245
                                                                                  ========                 ========

                           Schedule 2
Schedule of noncash financing activities:
  Common stock received in connection with the exercise of employee
    stock options                                                                 $  1,950                 $  1,527

                                                                                  ========                 ========
  Stock issued and held in escrow in connection with Restricted Stock
    Awards                                                                        $     94                 $  3,004
                                                                                  ========                 ========
  Exercise of Equity Incentive Awards                                             $  2,365                 $  1,653
                                                                                  ========                 ========
  Stock released from Richter's escrow                                            $  2,565                 $      0
                                                                                  ========                 ========
  Note receivable from divestiture of business                                    $  1,311                 $  2,500
                                                                                  ========                 ========
  Stock issued for acquisition                                                    $  4,000                 $  1,119
                                                                                  ========                 ========

(See Accompanying Notes to Consolidated Financial Statements)

                      FLOWERS INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 8, 1997 and June 29, 1996, the results of operations for the twelve and thirty-six weeks ended March 8, 1997 and March 9, 1996 and statement of cash flows for the thirty-six weeks ended March 8, 1997 and March 9, 1996.

2. The results of operations for the twelve and thirty-six week periods ended March 8, 1997 and March 9, 1996, are not necessarily indicative of the results to be expected for a full year.

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

5. Subsequent to quarter end, on April 4, 1997, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend payable on May 2, 1997 to shareholders of record on April 18, 1997.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
The Company's working capital increased $1,989,000 to $50,468,000 at the end of the third quarter of fiscal 1997, with cash and temporary investments decreasing to $4,886,000 from $25,039,000 at June 29, 1996. The decrease in cash and temporary investments was primarily due to cash expended for capital projects throughout the Company.

At the end of the third quarter of fiscal 1997, the Company had a total of $117,000,000 borrowed under a five-year $300,000,000 syndicated loan facility. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during the third quarter of fiscal 1996. During the second quarter of fiscal 1997, the Company entered into a short-term $50,000,000 Commercial Paper program to finance the build-up of frozen inventory. Borrowings outstanding under this program at March 8, 1997 were $37,996,000.

During the first quarter of fiscal 1997, the Company sold $66,000,000 of distributor notes receivable to a financial institution. The proceeds from this sale were used to pay a portion of the Company's debt outstanding at that time.

Dividends paid per share increased 7% to $.1550 in the third quarter of fiscal 1997 from $.1450 paid in the third quarter of fiscal 1996.

Results of Operations:
Sales increased 21% to $1,009,954,000 in the first three quarters of fiscal 1997 as compared with the first three quarters of fiscal 1996. Acquisitions consummated subsequent to the third quarter of fiscal 1996 contributed approximately two-thirds of the increase, while increased volume of 6%, exclusive of the acquisitions was also a factor in the sales increase. Sales increased 10% to $301,392,000 in the third quarter of fiscal 1997 as compared with the third quarter of fiscal 1996. Acquisitions consummated subsequent to the third quarter of fiscal 1996 contributed approximately one-half of the increase, while increased volume of 4%, exclusive of the acquisitions was also a factor in the sales increase.

Pre-tax income increased 79% to $62,012,000 and 9% to $9,912,000 in the first three quarters and the third quarter of fiscal 1997, respectively. The sale of the distributor notes receivable during the first quarter as discussed above generated $43,244,000 of pre-tax income. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset by approximately $19,000,000 of expenses relating to the Internal Revenue Service audit and the write-down of certain idle facilities. Operationally, income for the first three quarters of fiscal 1997 was positively impacted by the Mrs. Smith's pie business, which the Company acquired during the fourth quarter of fiscal 1996, as well as sales and volume gains at the remainder of the Company's operations. Operationally, income for the third quarter was positively impacted by improving flour costs and improving performances in several of the Company's new markets. These improvements were somewhat offset by the seasonal loss experienced in the third quarter by the Mrs. Smith's pie business. During the third quarter, the Company reported an after-tax profit of $6,005,000 as a result of it's equity investment in the Keebler Company.

                    PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Computation of Earnings Per Common Share.
          (Pages 12 and 13)

     (b)  Exhibit 27 - Financial Data Schedule.  (Page 14)

     (c)  Reports on Form 8-K
          No reports on Form 8-K were filed by the Company for the third quarter ended March 8, 1997 or during the period from the close of the third quarter to the date of this report.

-11-

                                                                                                            Exhibit 11
                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted except share data)




                                                                            For the 36 Weeks Ended
                                                                     March 8, 1997            March 9, 1996
Net income for net income per common share                             $    44,381             $    21,509
                                                                       ===========             ===========
Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares
    outstanding during the period                                       58,632,272              57,858,391
  Add (Deduct) - Shares issuable upon exercise of
                   employee stock options based on
                   quarter-end market price                                286,815                 153,541
                 Shares issuable upon award of
                   performance shares and restricted
                   stock award based on quarter-end
                   market price                                           (994,425)               (678,708)
                                                                       -----------             -----------
  Weighted average number of shares used in calculation
    of net income per common share                                      57,924,662              57,333,224
                                                                       ===========             ===========

Net income per common share                                                 $ 0.77                  $ 0.38
                                                                       ===========             ===========


(See Accompanying Notes to Consolidated Financial Statements)

-12-

                                                                                                            Exhibit 11
                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted except share data)




                                                                            For the 12 Weeks Ended
                                                                     March 8, 1997            March 9, 1996
Net income for net income per common share                             $    12,170             $    5,682
                                                                       ===========             ==========

Number of shares used in calculation of per common
   share data:
   Weighted average number of common shares
     outstanding during the period                                      58,706,995             57,952,985
   Add (Deduct) - Shares issuable upon exercise of
                    employee stock options based on
                    quarter-end market price                               278,632                146,144
                  Shares issuable upon award of
                    performance shares and restricted
                    stock award based on quarter-end
                    market price                                          (839,966)              (656,005)
                                                                       -----------             ----------
  Weighted average number of shares used in calculation
    of net income per common share                                      58,145,661             57,443,124

                                                                       ==========              ==========

Net income per common share                                                $ 0.21                  $ 0.10
                                                                       ==========              ==========

(See Accompanying Notes to Consolidated Financial Statements)

-13-

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

April 11, 1997
          Date

-15-