Form 10-K
period 1997-06-28
FLOWERS INDUSTRIES INC /GA
filed 1997-08-15
CIK 826227

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
(Mark One)              Washington, D. C. 20549
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 28, 1997
                                 OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                    Commission File Number 1-9787
                      Flowers Industries, Inc.
       (Exact name of registrant as specified in its charter)
          Georgia                                    58-0244940
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

  1919 Flowers Circle, P. O. Box 1338,
        Thomasville, Georgia                              31757
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number including area code: (912) 226-9110

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange
            Title of Each Class                 On Which Registered
      Common Stock, $.625 Par Value,                 New York
Together with Preferred Share Purchase Rights     Stock Exchange

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [check mark] No __

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on the New York Stock Exchange on August 8, 1997: $1,421,857,504.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Title of Each Class                 Outstanding at August 8, 1997
Common Stock, $.625 Par Value                     88,394,790

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of shareholders on October 17, 1997 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [box]

                          FORM 10-K REPORT

                                                            Sequential
Table of Contents                                              Page

Part I
Item No.
  1. Business..................................................  1
  1. Executive Officers of the Registrant......................  2
  2. Properties................................................  3
  3. Legal Proceedings.........................................  3
  4. Submission of Matters to a Vote of Security Holders.......  3

Part II
Item No.
  5. Market for Registrant's Common Stock and Related
     Stockholder Matters.......................................  4
  6. Selected Financial Data...................................  4
  7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................  5
  8. Financial Statements and Supplementary Data...............  7
  9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure (Not Applicable)......

Part III
Item No.
 10. Directors and Executive Officers of the Registrant........ 25
 11. Executive Compensation.................................... 25
 12. Security Ownership of Certain Beneficial Owners and
     Management................................................ 25
 13. Certain Relationships and Related Transactions............ 25

Part IV
Item No.
 14. Financial Statements...................................... 26
     Financial Statement Schedule.............................. 26
     Exhibits.................................................. 26
     Reports on Form 8-K....................................... 26

                               PART I
ITEM 1.   BUSINESS
     Flowers Industries, Inc. (the "Company"), a Georgia corporation since 1987, was originally incorporated in the state of Delaware in 1968 as a successor by merger to Flowers Baking Company, Inc., a Georgia corporation which began business in 1919. The Company operates in the highly competitive packaged foods industry principally serving the grocery, foodservice, restaurant and fast-food markets. The primary methods of competition are pricing, quality, service and variety of the product lines.
     Sales to Winn-Dixie Stores, Inc. accounted for approximately 11% of consolidated sales during fiscal year 1997. The loss of this customer could have a materially adverse effect on the Company's business.
     At the end of the fiscal year, the Company and its subsidiaries had approximately 7,300 employees. Approximately 18% of these employees are covered by collective bargaining agreements, scheduled to expire at various times over the next three years.
     The Company produces a full line of breads, rolls, snack cakes, sweet goods, doughnuts, cakes, pies, frozen fruit and vegetables and batter-dipped and breaded vegetables. These food products are distributed primarily in the Southeast, Central and Western United States through a distribution system of approximately 2,900 independent distributor and company-owned territories, leased and company-owned tractor-trailer trucks and common carriers. These products are sold by distributors, salesmen and food brokers primarily to restaurants, fast-food chains, foods wholesalers, institutions, supermarkets and vending companies. The Company also sells returned and surplus product through a system of independently operated and company-owned thrift outlets.
     The Company's products are marketed under a variety of trademarks including both trademarks owned by the Company and certain franchised trademarks. Company-owned trademarks consist primarily of Flowers, BeeBo, Nature's Own, Stilwell, Breads International, Cobblestone Mill, Rich Grain, Evangeline Maid, Buttermaid, Dandee, Purity, Betsy Ross, Ideal, Holsum, Griffin, Bamby, Aunt Hannah, Jubilee, Our Special Touch, BlueBird, Oregon Farms and Mrs. Smith's. Franchised trademarks are primarily Sunbeam and Bunny.
     The Company operates thirty-nine production facilities. The primary raw materials are flour, sugar and processed agricultural products. Commodities periodically experience price fluctuations and, for that reason, the market for these commodities is continuously monitored. Inventories, which consist mainly of finished goods and have a modest aggregate dollar value in relation to sales, experience seasonal fluctuations associated primarily with harvest and consumer purchasing cycles.
     As discussed in Note 13 of Notes to Consolidated Financial Statements, in January, 1996 the Company acquired, for $62,000,000, an interest in INFLO Holdings Corporation, a joint venture between the Company and Artal Luxembourg S.A., which owns the Keebler Corporation, including Sunshine Biscuits, Inc.

Executive Officers of the Registrant
     The following table sets forth the names and ages of the Company's Executive Officers, together with all offices held with the Company by such Executive Officers.

Name, Age and Office                    Business Experience

AMOS R. McMULLIAN                       Chairman of the Board since
Age 60                                  January, 1985; Chairman of the
Chairman of the Board, Chairman         Executive Committee since
of the Executive Committee and          January, 1984; Chief Executive
Chief Executive Officer                 Officer since April, 1981;
                                        Vice Chairman of the Board
                                        (1984 - 1985); Co-Chairman of
                                        the Executive Committee (1983
                                        - 1984); President and Chief
                                        Operating Officer (1976 -
                                        1984); joined the Company in
                                        1963.

ROBERT P. CROZER                        Vice Chairman of the Board
Age 50                                  since January, 1989; Vice
Vice Chairman of the Board              President -- Marketing (1985 -
                                        1989); President and Chief
                                        Operating Officer, Convenience
                                        Products Group (1979 - 1989);
                                        Corporate Director of
                                        Marketing Planning (1979 -
                                        1985); joined the Company in
                                        1973.

HEETH VARNEDOE III                      President and Chief Operating
Age 60                                  Officer since January, 1986;
President and Chief Operating Officer   Executive Vice President (1983
                                        - 1986); President and Chief
                                        Operating Officer, Baked
                                        Products Group (1976 - 1983);
                                        joined the Company in 1960.
                                        Retired as an officer of the
                                        Company on June 28, 1997.

C. MARTIN WOOD III                      Senior Vice President and
Age 54                                  Chief Financial Officer since
Senior Vice President                   September, 1978; Vice
and Chief Financial Officer             President -- Finance (1976 -
                                        1978); joined the Company in
                                        1970.

RUSSELL M. FRYAR                        Vice President, Treasurer and
Age 58                                  Chief Accounting Officer since
Vice President, Treasurer and           April, 1986; Treasurer,
Chief Accounting Officer                Controller and Chief
                                        Accounting Officer (1974 -
                                        1986); Controller (1972 -
                                        1974); joined the Company in
                                        1972.

G. ANTHONY CAMPBELL                     Secretary and General Counsel
Age 45                                  since January, 1985; Assistant
Secretary and General Counsel           General Counsel (1983 - 1985);
                                        joined the Company in 1983.


GEORGE E. DEESE                         President and Chief Operating
Age 51                                  Officer, Flowers Bakeries,
President and Chief Operating Officer,  Inc., since January, 1997;
Flowers Bakeries, Inc.                  President and Chief Operating
                                        Officer, Baked Products Group
                                        (1983 - 1997); Regional Vice
                                        President, Baked Products
                                        Group (1981-1983); President
                                        of Atlanta Baking Company,
                                        Atlanta, Georgia (1980 -
                                        1981); joined the Company in
                                        1964.

GARY L. HARRISON                        President and Chief Operating
Age 59                                  Officer, Mrs. Smith's
President and Chief Operating Officer,  Bakeries, Inc., since January,
Mrs. Smith's Bakeries, Inc.             1997; President and Chief
                                        Operating Officer, Specialty
                                        Foods Group, (1989-1997);
                                        Executive Vice President,
                                        Baked Products Group (1987 -
                                        1989); Regional Vice
                                        President, Baked Products
                                        Group (1977 - 1987); President
                                        of Flowers Baking Company of
                                        Thomasville, Thomasville,
                                        Georgia (1976 - 1977); joined
                                        the Company in 1954.


     All Executive Officers are elected by the Board of Directors for one year terms with the exception of the positions of President, Flowers Bakeries, Inc. and President, Mrs. Smith's Bakeries, Inc., which are appointed offices.

Item 2.   Properties
     Thirty-four of the Company's production facilities are owned, two facilities are leased and three facilities are owned by local industrial development authorities under terms of Industrial Revenue Bond (IRB) financing agreements. The leased properties are leased for terms of ten to fifteen years with certain renewal options. Under the terms of the IRB financing agreements, title to these properties passes back to the Company at maturity for little or no consideration. Production plant locations are:

          Montgomery, Alabama
          Opelika, Alabama
          Tuscaloosa, Alabama
          Ft. Smith, Arkansas
          Pine Bluff, Arkansas
          Texarkana, Arkansas
          Bradenton, Florida
          Jacksonville, Florida
          Miami, Florida
          Atlanta, Georgia (2)
          Chamblee, Georgia
          Forest Park, Georgia
          Thomasville, Georgia
          Tucker, Georgia (Leased)
          Villa Rica, Georgia (IRB financed)
          London, Kentucky
          Baton Rouge, Louisiana
          Lafayette, Louisiana
          New Orleans, Louisiana
          Chaska, Minnesota (IRB financed)
          Jamestown, North Carolina
          Pembroke, North Carolina
          Stilwell, Oklahoma
          North East, Pennsylvania
          Pottstown, Pennsylvania (Leased)
          Fountain Inn, South Carolina
          Spartanburg, South Carolina (IRB financed)
          Crossville, Tennessee
          Morristown, Tennessee
          El Paso, Texas
          Houston, Texas
          San Antonio, Texas
          Tyler, Texas
          Lynchburg, Virginia
          Norfolk, Virginia
          Bluefield, West Virginia
          Charleston, West Virginia
          Parkersburg, West Virginia

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

Item 4.   Submission of Matters to a Vote of Security Holders
     There were no matters submitted during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                               PART II
ITEM 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters

          Quarterly Common Stock Price Ranges and Dividends

                     1997                        1996(1)
Quarter        High    Low    Dividend      High    Low    Dividend
1st.....      13-1\4  10-5\8   .1000        9-5\8   8-1\8    .0933
2nd.....      15-7\8  12-5\8   .1017       10-1\4   8-1\4    .0950
3rd.....      16-1\8  13-1\4   .1033       10       8-1\4    .0967
4th.....      18      15       .1075       12       8-1\2    .0983

(1) Restated to give effect to the three-for-two stock split effected in the form of a stock dividend paid on May 2, 1997.

                       Equity Security Holders

                                           Number of Shareholders of
Title of Class                              Record at August 8, 1997
Common Stock, $.625 par value,
together with Preferred Share
Purchase Rights..........................             7,247

     The preceding table presents the high and low market and dividend information for each fiscal quarter as it relates to the Company's common stock, $.625 par value. Flowers common stock is traded on the New York Stock Exchange. Cash dividends have been paid on these shares every quarter since December 1971.

ITEM 6.   Selected Financial Data
          (Amounts in Thousands except Per Share Data)

                                                              1997         1996         1995         1994        1993
Operating Results:
  Sales...............................................    $1,437,713    $1,238,564   $1,129,203   $989,782     $962,132
  Net income..........................................        62,324        30,768       42,301     29,496       39,161
  Net income per common share (1).....................           .72           .36          .50        .35          .47
  Cash dividends paid per common share (1)............         .4125         .3833        .3622      .3445        .3267
At Year End:
  Total assets........................................       898,187       849,443      655,921    559,682      490,948
  Long-term notes payable.............................       259,884       254,355       99,251     77,422       22,307
  Industrial revenue bonds............................        12,950        17,770       17,895     11,564       13,508

(1) Years prior to fiscal 1997 have been restated to give effect to the three-for-two stock split effected in the form of a stock dividend paid on May 2, 1997.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
     Cash and cash equivalents increased during fiscal 1997 from $25,039,000 to $31,080,000, and working capital decreased during the year from $48,479,000 to $29,062,000. The decrease in working capital is primarily due to the recording of purchase accounting reserves of $35,530,000 relating to acquisitions consummated during fiscal 1996 and fiscal 1997. Cash flow from operating activities increased in fiscal 1997 to $79,461,000 from $59,359,000. This increase was the net result of increased profits and decreased working capital.
     During fiscal 1997, the Company spent approximately $78,000,000 for capital expenditures to expand production facilities and increase efficiencies in both production and distribution. Over the past five years, expenditures have totaled approximately $342,000,000 with an additional $41,000,000 of expenditures attributable to acquisitions during that period. Major projects initiated at the Company's Thomasville, Georgia; El Paso, Texas and San Antonio, Texas facilities during fiscal 1996 were completed during fiscal 1997. Also completed during fiscal 1997 were major projects at the Company's Jamestown, North Carolina; Miami, Florida; Montgomery, Alabama and Parkersburg, West Virginia facilities. Major projects at the Company's Thomasville, Georgia facility and Mrs. Smith's Bakeries, Inc. were initiated during fiscal 1997 with completion anticipated during fiscal 1998. Capital expenditures for fiscal 1998 are expected to be less than the fiscal 1997 expenditures. These expenditures will not only improve the efficiency of production and distribution but will also continue to provide the Company with facilities to supply our markets with high quality food products at a lower cost.
     During the first quarter of fiscal 1997, the Company sold approximately $66,000,000 of distributor notes receivable to a financial institution. The proceeds from this sale were used to pay a portion of the Company's debt outstanding at that time.
     Also, during the first quarter of fiscal 1997, the Company entered into a five-year $300,000,000 syndicated loan facility with seven different banks. This facility replaced three $60,000,000 revolving-term loan agreements that were in place at that time. Under these agreements, the Company borrowed varying amounts totaling $524,000,000 of which $510,375,000 was repaid, thus adding $13,625,000 to the $103,375,000 outstanding at June 29, 1996 for a total outstanding at June 28, 1997 of $117,000,000. These borrowings were primarily used to partially fund fiscal 1997 capital spending. Also outstanding at June 28, 1997 are $125,000,000 of long-term Senior Notes borrowed by the Company through a private placement during fiscal 1996 and long-term borrowings of $10,000,000 scheduled to mature in equal instalments over the next two years. Subsequent to year-end, on July 7, 1997, the $10,000,000 borrowings were repaid.
     During the second quarter of fiscal 1997, the Company entered into a short-term $50,000,000 commercial paper program primarily to finance the build-up of frozen inventory. Borrowings outstanding under this program at June 28, 1997 were $40,792,000.
     The Company has in place a $50,000,000 ten-year master lease agreement to finance the automated production lines at several of its facilities. At June 28, 1997, $37,756,000 had been used under this agreement.
     Cash dividends have grown at a compound annual rate of 6% for the past five years, increasing from an annual payout of $.309 in 1992 to $.413 in 1997.
     The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

Results of Operations
     1997 as compared with 1996 - Sales for 1997 increased 16% to $1,437,713,000 from $1,238,564,000 in 1996. Acquisitions consummated during the fourth quarter of fiscal 1996 and during fiscal 1997 contributed approximately two-thirds of the increase, while increased volume of 5%, exclusive of the acquisitions, was also a factor in the sales increase. Income before income taxes increased 82% to $87,794,000 in fiscal 1997 from the $48,340,000 reported in fiscal 1996. Income before income taxes as a percent of sales was 6% in fiscal 1997 as compared to 4% in fiscal 1996.
     The profit increase was the result of several factors. The sale of the distributor notes receivable during the first quarter of fiscal 1997, as discussed above, generated $43,244,000 of pre-tax income. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset by approximately $19,000,000 of expenses relating to the Internal Revenue Service audit and the write-down of certain idle facilities. Operationally, income for fiscal 1997 was positively impacted by the Mrs. Smith's pie business, which the Company acquired during the fourth quarter of fiscal 1996, as well as sales and volume gains at the remainder of the Company's operations. Improved raw material costs during the fourth quarter and improved performances in several of the Company's new markets during the fourth quarter were also factors in the profit increase. During fiscal 1997, the Company reported an after-tax profit of $7,721,000 as a result of its equity investment in a joint venture that owns the Keebler Company.
     1996 as compared with 1995 - Sales for 1996 increased 10% to $1,238,564,000 from $1,129,203,000 in 1995. Acquisitions consummated during the last three quarters of fiscal 1995 and during fiscal 1996 contributed approximately one-half of the increase. Increased volume of 10%, exclusive of the acquisitions and the divestiture of the Company's McAllen, Texas facility during the fourth quarter of fiscal 1995, along with selling price increases and the addition of 160 new routes were also factors in the sales increase. Other income decreased during fiscal 1996 from fiscal 1995 primarily due to gains on the sale of certain fixed assets during fiscal 1995. Income before income taxes decreased 29% to $48,340,000 in fiscal 1996 from the $68,015,000 reported in fiscal 1995. Income before income taxes as a percent of sales was 4% in fiscal 1996 as compared to 6% in fiscal 1995.
     The profit decrease was primarily the result of increased raw material and packaging costs, particularly flour, the Company's primary raw material, which was at a 21-year high during the year. Over the past several years, the quality and quantity of baking-quality wheat has been low due to poor weather conditions, thus increasing the cost of flour. Start-up costs associated with the addition of 160 new sales routes in Georgia, Alabama, Mississippi and North Carolina also contributed to the profit decrease. Additionally, poor winter weather all along the eastern seaboard had a negative impact on the Company's sales and distribution costs in this region.
     Two other factors had an impact on pre-tax profit during fiscal 1996. First, as discussed in Note 13 of Notes to Consolidated Financial Statements, the Company recorded a gain of $4,111,000 on the issuance of Keebler stock to G. F. Industries, Inc. shareholders as part of the Sunshine Biscuit transaction. Secondly, the Company recorded a reserve of $4,935,000 representing the anticipated costs of a final settlement of certain pending litigation involving subsidiary operations in Texas.
     Certain of the above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions, volatility of commodities markets, ability to control operating costs, developing successful new products and maintaining effective pricing and promotion of its products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                              Page
Index to Financial Statements
Report of independent accountants........................       8
Management responsibility for financial statements.......       9
Consolidated balance sheet at June 28, 1997 and June 29,
     1996................................................      10
Consolidated statement of income for the fiscal years
     ended June 28, 1997, June 29, 1996 and July 1, 1995.      11
Consolidated statement of changes in common stockholders'
     equity for the fiscal years ended June 28, 1997,
     June 29, 1996 and July 1, 1995......................      12
Consolidated statement of cash flows for the fiscal years
     ended June 28, 1997, June 29, 1996 and July 1, 1995.      13
Notes to consolidated financial statements...............      14

                  Report of Independent Accountants

To the Board of Directors and Stockholders of Flowers Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowers Industries, Inc. and its subsidiaries at June 28, 1997 and June 29, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Atlanta, Georgia
July 30, 1997

         Management Responsibility for Financial Statements

July 30, 1997

     The consolidated financial statements included in this report were prepared by the Company in conformity with generally accepted accounting principles. Management's best estimates and judgements were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. As set forth in their report, their audit was conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They evaluate the system of internal accounting control and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.
     The Company maintains a system of internal accounting controls which is designed to provide a reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which evaluates the adequacy and effectiveness of internal accounting controls.
     The Audit Committee of the Board of Directors consists of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, internal auditors and the independent accountants to discuss auditing, internal accounting control and financial reporting matters. The Director of Internal Audit and the independent accountants have full and free access to meet with the Audit Committee with and without management being present.


/s/ C. M. Wood III                  /s/ Russell M. Fryar
    Senior Vice President and            Vice President, Treasurer and
    Chief Financial Officer             Chief Accounting Officer

                                              Consolidated Balance Sheet
                                       (Amounts in Thousands except Share Data)

                                                                                              June 28,      June 29,
                                                                                                1997          1996
Assets
Current Assets:
    Cash and cash equivalents............................................................    $ 31,080      $ 25,039
    Accounts receivable..................................................................     113,628       120,301
    Inventories..........................................................................     104,577        68,576
    Prepaid expenses.....................................................................       7,825         5,319
    Deferred income taxes................................................................      14,421        10,992
                                                                                             --------      --------
                                                                                              271,531       230,227
                                                                                             --------      --------
Property, Plant and Equipment:
    Land.................................................................................      20,692        23,386
    Buildings............................................................................     206,469       183,502
    Machinery and equipment..............................................................     446,016       393,319
    Furniture, fixtures and transportation equipment.....................................      24,774        21,365
    Construction in progress.............................................................      49,062        63,005
                                                                                             --------      --------
                                                                                              747,013       684,577
    Less: accumulated depreciation.......................................................    (299,014)     (264,107)
                                                                                             --------      --------
                                                                                              447,999       420,470
                                                                                             --------      --------
Other Assets and Deferred Charges:
    Investment in unconsolidated affiliate...............................................      77,071        68,326
    Notes receivable from distributors...................................................                    61,236
    Other long-term assets...............................................................      33,133        24,567
                                                                                             --------      --------
                                                                                              110,204       154,129
                                                                                             --------      --------
Cost in Excess of Net Tangible Assets....................................................      70,939        45,962
    Less: accumulated amortization.......................................................      (2,486)       (1,345)
                                                                                             --------      --------
                                                                                               68,453        44,617
                                                                                             --------      --------
                                                                                             $898,187      $849,443
                                                                                             ========      ========
Liabilities and Common Stockholders' Equity
Current Liabilities:
    Commercial paper.....................................................................    $ 40,792      $
    Current portion of long-term debt....................................................       6,625         6,593
    Obligations under capital leases.....................................................       2,608         1,988
    Accounts payable.....................................................................      78,451        98,796
    Accrued taxes other than income taxes................................................       6,276         5,369
    Income taxes.........................................................................         220         1,264
    Accrued compensation, interest and other liabilities.................................     107,497        67,738
                                                                                             --------      --------
                                                                                              242,469       181,748
                                                                                             --------      --------
Long-Term Notes Payable..................................................................     259,884       254,355
                                                                                             --------      --------
Obligations Under Capital Leases.........................................................       2,413         2,573
                                                                                             --------      --------
Industrial Revenue Bonds.................................................................      12,950        17,770
                                                                                             --------      --------
Deferred Income Taxes....................................................................      38,886        47,270
                                                                                             --------      --------
Deferred Compensation....................................................................       1,573
                                                                                             --------      --------
Deferred Income..........................................................................                    40,403
                                                                                             --------      --------
Commitments and Contingencies............................................................
                                                                                             --------      --------
Common Stockholders' Equity:
    Common stock -- $.625 par value, authorized 100,000,000 shares,
    issued 88,636,089 shares.............................................................      55,398        55,398
    Capital in excess of par value.......................................................      43,147        40,317
    Retained earnings....................................................................     260,094       234,069
    Less: Common stock in treasury, 563,076 and 761,010 shares, respectively.............      (6,567)       (6,493)
       Restricted Stock Award and Equity Incentive Award.................................     (12,060)      (17,967)
                                                                                             --------      --------
                                                                                              340,012       305,324
                                                                                             --------      --------
                                                                                             $898,187      $849,443
                                                                                             ========      ========

(See Accompanying Notes to Consolidated Financial Statements)

                                           Consolidated Statement of Income
                                     (Amounts in Thousands except Per Share Data)


                                                                                           For the year ended
                                                                               June 28,        June 29,       July 1,
                                                                                 1997            1996          1995
Sales..................................................................       $1,437,713      $1,238,564    $1,129,203
Gain on sale of distributor notes receivable...........................           43,244
Other income...........................................................            3,540           7,909        10,751
Gain on issuance of additional stock of unconsolidated affiliate.......                            4,111
                                                                              ----------      ----------    ----------
                                                                               1,484,497       1,250,584     1,139,954
                                                                              ----------      ----------    ----------
Materials, supplies, labor and other manufacturing costs...............          787,799         674,762       599,416
Selling, delivery and administrative expenses..........................          537,825         468,695       428,833
Depreciation and amortization..........................................           45,970          40,848        36,604
Interest...............................................................           25,109          13,004         7,086
Accrual for settlement of pending litigation...........................                            4,935
                                                                              ----------      ----------    ----------
                                                                               1,396,703       1,202,244     1,071,939
                                                                              ----------      ----------    ----------
Income before income taxes.............................................           87,794          48,340        68,015
Federal and state income taxes.........................................           33,191          18,185        25,714
Net income from investment in unconsolidated affiliate.................            7,721             613
                                                                              ----------      ----------    ----------
Net income.............................................................       $   62,324      $   30,768    $   42,301
                                                                              ==========      ==========    ==========

Net income per common share............................................       $      .72      $      .36    $      .50

Weighted average number of shares outstanding used in
    calculation of net income per common share.........................           87,087          86,174        85,301

(See Accompanying Notes to Consolidated Financial Statements)

                           Consolidated Statement of Changes in Common Stockholders' Equity
                                       (Amounts in Thousands except Share Data)

                                                                                                              Restricted
                                                                                                                Stock
                                                                  Capital                                     Award and
                                              Common Stock       in excess                  Treasury Stock      Equity
                                          Number         Par       of par     Retained    Number               Incentive
                                         of shares      value       value     earnings   of shares      Cost     Award
Balances at July 2, 1994,
    as previously reported............   57,513,113    $35,946    $ 39,056   $225,601   (1,261,756)  $(15,200)  $(9,672)
Three-for-two common stock split......   28,756,557     17,973     (17,973)               (631,766)
                                         ----------    -------    --------   --------   ----------   --------   -------
Balances at July 2, 1994, as adjusted.   86,269,670     53,919      21,083    225,601   (1,893,522)   (15,200)   (9,672)
Stock issued for acquisitions.........    2,366,419      1,479      15,872                 198,598      1,594
Exercise of employee stock options....                                (178)                104,449        841
Purchase of treasury stock............                                                    (554,745)    (4,426)
Net income for the year...............                                         42,301
Exercise of Restricted Stock Award....                                  63                 (74,634)      (572)      708
Amortization of Restricted
    Stock Award and Equity
    Incentive Award...................                                                                            1,825
Dividends paid -
    $.3622 per common share...........                                        (31,257)
                                         ----------    -------    --------   --------   ----------   --------   -------
Balances at July 1, 1995..............   88,636,089     55,398      36,840    236,645   (2,219,854)   (17,763)   (7,139)
Stock issued for acquisitions.........                                 180                 137,003      1,119
Exercise of employee stock options....                                (764)                285,366      2,337
Purchase of treasury stock............                                                    (144,840)     (1,303)
Net income for the year...............                                         30,768
Exercise of Restricted Stock Award....                                 769                (187,596)    (1,650)    1,526
Exercise of Equity Incentive Award....                                 301                (169,931)    (1,830)    1,434
Stock issued into escrow in connection
    with Restricted Stock Award.......                               2,286               1,180,295      9,640   (11,918)
Stock issued into escrow in connection
    with Equity Incentive Award.......                                 705                 358,547      2,957    (3,662)
Amortization of Restricted Stock
    Award and Equity
    Incentive Award...................                                                                            1,792
Dividends paid -
    $.3833 per common share...........                                        (33,344)
                                         ----------    -------    --------   --------   ----------   --------   -------
Balances at June 29, 1996.............   88,636,089     55,398      40,317    234,069     (761,010)    (6,493)  (17,967)
Stock issued for acquisition..........                               1,025                 322,233      2,975
Exercise of employee stock options....                              (1,017)                400,853      3,988
Purchase of treasury stock............                                                     (19,335)      (289)
Net income for the year...............                                         62,324
Exercise of Restricted Stock Award....                               1,072                 (78,106)    (1,362)    1,169
Exercise of Equity Incentive Award....                               1,854                (151,469)    (2,365)    1,738
Restricted Stock Award Reversions.....                                (104)                (56,430)      (456)      557
Amortization of Restricted Stock
    Award and Equity
    Incentive Award...................                                                                            2,443
Stock received from escrow............                                                    (219,812)    (2,565)
Dividends paid -
    $.4125 per common share...........                                        (36,299)
                                         ----------    -------    --------   --------   ----------   --------   -------
Balances at June 28, 1997.............   88,636,089    $55,398    $43,147    $260,094     (563,076)   $(6,567) $(12,060)
                                         ==========    =======    ========   ========   ==========   ========   =======

    (See Accompanying Notes to Consolidated Financial Statements)

                                         Consolidated Statement of Cash Flows
                                                (Amounts in Thousands)

                                                                                            For the year ended
                                                                                 June 28,        June 29,       July 1,
                                                                                   1997            1996          1995
Cash flows from operating activities:
    Cash received from customers.......................................         $1,438,870     $1,232,963    $1,117,262
    Interest received..................................................                824          7,741         7,159
    Sale of distributor notes receivable...............................             65,954
    Other..............................................................              6,080          5,416         5,890
                                                                                ----------     ----------    ----------
Cash provided by operating activities..................................          1,511,728      1,246,120     1,130,311
                                                                                ----------     ----------    ----------
   Cash paid to suppliers and employees................................          1,373,583      1,161,431     1,009,931
   Interest paid.......................................................             25,955          8,582         6,465
   Income taxes paid...................................................             32,729         16,748        20,379
                                                                                ----------     ----------    ----------
Cash disbursed for operating activities................................          1,432,267      1,186,761     1,036,775
                                                                                ----------     ----------    ----------
Net cash provided by operating activities (See Schedule 1).............             79,461         59,359        93,536
                                                                                ----------     ----------    ----------
Cash flows from investing activities:
    Purchase of property, plant and equipment..........................            (77,510)       (75,542)      (73,466)
    Acquisition of businesses..........................................                           (28,118)      (17,018)
    Divestiture of businesses..........................................                200          1,061        22,679
    Decrease in divestiture receivables................................                417            173
    Investment in unconsolidated affiliate.............................                           (61,352)
    Escrow funds.......................................................                                           4,835
    Other..............................................................                 63         (6,485)       (1,845)
                                                                                ----------     ----------    ----------
Net cash disbursed for investing activities............................            (76,830)      (170,263)      (64,815)
                                                                                ----------     ----------    ----------
Cash flows from financing activities:
    Dividends paid.....................................................            (36,299)       (33,344)      (31,257)
    Purchase of treasury stock.........................................               (289)        (1,303)       (4,426)
    Increase in short-term notes payable - commercial paper............             40,792
    Increase in long-term notes payable................................            524,400        356,625       151,391
    Payments of long-term notes payable................................           (525,194)      (217,871)     (132,351)
                                                                                ----------     ----------    ----------
Net cash received from (disbursed for) financing activities............              3,410        104,107       (16,643)
                                                                                ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents...................         $    6,041     $   (6,797)   $   12,078
                                                                                ==========     ==========    ==========

Schedule 1.
    Schedule Reconciling Earnings to Net Cash Provided by
      Operating Activities
       Net income......................................................         $   62,324     $   30,768    $   42,301
       Noncash expenses, revenues, losses and gains included in income:
         Depreciation and amortization.................................             45,970         40,848        36,604
         Gain on sale of distributor notes receivable..................            (43,244)
         Deferred income taxes.........................................              1,506          3,494         2,847
         Gain on issuance of additional stock of unconsolidated affiliate                          (4,111)
         Net income from investment in unconsolidated affiliate........             (7,721)          (613)
       Changes in assets and liabilities, net of acquisitions
           and divestitures:
         (Increase) decrease in accounts receivable....................              7,863        (17,742)       (5,510)
         (Increase) in inventories.....................................            (36,144)       (12,821)       (4,651)
         (Increase) in prepaid expenses................................             (2,242)        (1,650)          (86)
          Decrease in distributor notes receivable.....................             65,954
         (Decrease) increase in accounts payable.......................            (21,082)        28,029         5,859
         Increase (decrease) in accrued taxes and other liabilities....              6,277         (6,843)       16,172
                                                                                ----------     ----------    ----------
                                                                                $   79,461     $   59,359    $   93,536
                                                                                ==========     ==========    ==========

Schedule 2.
    Schedule of Noncash Investing and Financing Activities
      Common stock issued in connection with the exercise of
        employee stock options.........................................         $    2,971     $    1,573    $      663
      Stock issued and held in escrow in connection with
        Restricted Stock Award and Equity Incentive Award..............                            15,588
      Stock issued for acquisitions....................................              4,000          1,299        18,945
      Note receivable from divestiture of business.....................              1,311          2,500
      Note payable issued in acquisition of business...................                            15,000
      Undisbursed escrow funds available...............................                                           2,165
      Exercise of Restricted Stock Award and
        Equity Incentive Award.........................................              3,727          3,480           572
      Stock released from escrow.......................................              2,565

(See Accompanying Notes to Consolidated Financial Statements)

             Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
     The consolidated financial statements include the accounts of Flowers Industries, Inc. and its wholly owned subsidiaries.
Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliated companies 50% or less owned are accounted for under the equity method.

Revenue Recognition
     Revenue from sale of products is recognized at the time of shipment to the customer. Sales to a single customer accounted for $163,000,000, or 11% of total consolidated sales during fiscal 1997, $150,000,000, or 12% of total consolidated sales during fiscal 1996 and $142,000,000, or 13% of total consolidated sales during fiscal 1995.

Cash and Cash Equivalents
     The Company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.
     The major components of cash and cash equivalents are as follows (Amounts in Thousands):


                                              June 28,      June 29,
                                               1997           1996
      Cash...........................         $11,010       $10,484
      Time deposits..................          20,070        14,555
                                              -------       -------
         Total.......................         $31,080       $25,039
                                              =======       =======
Accounts Receivable
     Accounts receivable consists of trade receivables, current portion of distributor notes receivable and miscellaneous receivables. When a receivable balance is determined to be uncollectible, it is charged directly to expense.

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

Hedging Transactions - Raw Material Costs
     The Company's primary raw materials are flour, sugar, shortening and raw fruits and vegetables. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At June 28, 1997, the Company had no material commitments outstanding relating to derivative financial instruments.
     During June, 1997, the Company entered into an arrangement that allows for the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At June 28, 1997, no amounts were outstanding under this arrangement.

Property, Plant and Equipment and Depreciation
     The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line method. Upon retirement or sale of fixed assets, the book value is removed from the accounts and the difference between such net book value and salvage value received is recorded in income. Expenditures for maintenance and repairs are charged to income; renovations and improvements are capitalized.
     The approximate annual rates of depreciation are 2.5% to 5% for buildings, 8.33% for machinery and equipment and 10% to 25% for furniture, fixtures and transportation equipment. Depreciation expense for fiscal 1997, 1996 and 1995 was $44,829,000, $40,559,000 and
$35,874,000, respectively.

Notes Receivable and Deferred Income
     The Company has sold a majority of its territories to independent distributors. The income from these sales is recognized as the cash payments are received after the Company's contractual obligation under a repurchase option granted to the distributor expires. The sales of the territories are financed with ten year notes. In September, 1996, the Company sold these notes, which totaled approximately $66,000,000 to a financial institution. Of the $66,000,000 of notes sold, $44,000,000 was initially without recourse to the Company with the remaining $22,000,000 having limited recourse. Concurrently, approximately $43,000,000 of deferred pre-tax income was recognized by the Company. The Company will act as the servicing agent for the financial institution and will receive a fee for these services.

Amortization of Intangible Assets
     Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Excess amounts related to the purchases of businesses are being amortized over forty years from the acquisition date using the straight-line method. Costs of purchased trademark rights are amortized over the period of expected future benefit, which is forty years for Mrs. Smith's and ten years for Oregon Farms. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangible assets. Amortization expense for fiscal 1997, 1996 and 1995 was $1,141,000, $289,000 and $730,000,
respectively.

Treasury Stock
     The Company records acquisitions of its capital stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited to capital in excess of par value or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

Pension Plans
     The Company accounts for pensions in accordance with Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions." Pension accounting information is disclosed in Note 8 to the consolidated financial statements.

Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 9 to the consolidated financial statements.

Net Income Per Common Share
     Net income per common share is computed by dividing (a) net income plus interest and other costs of convertible subordinated debentures outstanding prior to fiscal 1994, net of applicable income taxes by (b) common and common equivalent shares outstanding plus shares which would be issued upon conversion of the subordinated debentures.

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

Note 2. Inventories
     The major components of inventories are as follows (Amounts in Thousands):

                                         June 28,         June 29,
                                          1997              1996
     Ingredients and raw materials....  $ 25,479          $14,951
     Packaging materials..............    12,500           10,988
     Finished goods...................    47,314           25,527
     Supplies.........................    19,284           17,110
                                        --------          -------
        Total.........................  $104,577          $68,576
                                        ========          =======

Note 3. Financial Instruments Fair Value
     Statement of Financial Accounting Standards No. 107 - "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
     The carrying value of cash and cash equivalents, notes receivable from distributors, other notes receivable, industrial revenue bonds and long-term debt payable to financial institutions approximates fair value at June 28, 1997 and June 29, 1996.

Note 4. Long-Term Debt
     In July, 1996, the Company entered into a five-year $300,000,000 syndicated loan facility, of which $117,000,000 was outstanding at June 28, 1997. Amounts are borrowed under this facility for periods not to exceed 180 days and can be reborrowed as necessary during the term of the facility.
     In October, 1996, the Company entered into a one-year $50,000,000 commercial paper program primarily to finance the build-up of frozen inventory. Borrowings under this program at June 28, 1997 were $40,792,000.
     In January, 1996, the Company completed a private placement of $125,000,000 of long-term Senior Notes. These notes are due in three tranches: $100,000,000 due in semi-annual instalments from January 5, 2004 through January 5, 2008; $20,000,000 due January 5, 2011; and
$5,000,000 due January 5, 2016. A portion of the proceeds were used to pay off $114,150,000 of debt that was outstanding at that time, with the remaining proceeds being used for working capital and for other general corporate purposes.
     The Company also has a $10,000,000 revolving-term loan agreement entered into in March of 1993, of which no amounts were outstanding at June 28, 1997.
     Also outstanding at June 28, 1997, were long-term borrowings of $10,000,000, which were paid off subsequent to year-end on July 7, 1997.
     Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios and restrict encumbrance of assets and creation of indebtedness. At June 28, 1997, the Company was in compliance with these financial ratio requirements.

     Long-term debt consists of (Amounts in Thousands):

                                                                                        June 28,       June 29,
                                                                                          1997           1996
     Private placement long-term Senior Notes with interest from
        6.80% to 7.08% payable in instalments from 2004
        through 2016.................................................                  $125,000        $125,000
     Borrowings under syndicated loan facility with interest
        from  5.94% to 6.02%.........................................                   117,000
     Commercial paper program with interest from 5.50% to 6.00%......                    40,792
     Borrowings under revolving-term loan agreements.................                                   103,375
     Various industrial revenue bonds with interest from 4.20%
        to 6.00% payable in instalments through 2017 secured by
        construction in progress and property........................                    13,170          18,170
     Borrowings scheduled to mature in equal instalments
        over the next two years with interest
        from 5.64% to 6.49%..........................................                    10,000          15,000
     Various unsecured notes payable with interest from
        3.00% to 8.00% payable in instalments through 2004...........                    14,289          17,173
                                                                                       --------        --------
                                                                                        320,251         278,718
     Due within one year                                                                 47,417           6,593
                                                                                       --------        --------
     Due after one year..............................................                  $272,834        $272,125
                                                                                       ========        ========

     Annual maturities of long-term debt for each of the five years following June 28, 1997 are $47,417,000 (includes $40,792,000 of short-term commercial paper), $8,850,000, $3,341,000, $1,413,000 and
$1,522,000, respectively.

Note 5. COMMITMENTS AND CONTINGENCIES

Description of Operating Lease Arrangements
     The Company leases certain property and equipment, including warehouses and certain distribution and other equipment, under operating leases which expire over the next twenty years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair rental value for periods of one month to ten years. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.
     Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (Amounts in Thousands):

     Fiscal year(s)
     1998..................................................... $15,736
     1999.....................................................  13,367
     2000.....................................................  11,571
     2001.....................................................   9,183
     2002.....................................................   8,244
     2003 to termination (aggregate)..........................  29,255
                                                               -------
        Total minimum lease payments.......................... $87,356
                                                               =======
     Total rent expense for all operating leases amounted to $39,750,000 for 1997, $30,863,000 for 1996 and $23,487,000 for 1995.

Other Commitments
     The Company's various commodity purchase agreements effectively commit the Company to purchase raw materials in amounts totaling approximately $52,496,000 at June 28, 1997, which will be used in production in future periods.

Note 6. Accrued Compensation, Interest and Other Liabilities
     Accrued compensation, interest and other liabilities consist of (Amounts in Thousands):

                                                  June 28,   June 29,
                                                   1997        1996
     Compensation............................    $ 13,707    $ 7,518
     Vacation cost...........................      10,277     10,030
     Pension cost............................      12,438      8,729
     Workers' compensation insurance.........       9,009     10,881
     Other insurance.........................       4,799      5,013
     Interest................................       5,195      6,041
     Purchase accounting reserves............      35,530
     Other...................................      16,542     19,526
                                                 --------    -------
        Total................................    $107,497    $67,738
                                                 ========    =======
Note 7. Common Stockholders' Equity
General
     On April 4, 1997, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on May 2, 1997 to shareholders of record on April 18, 1997. All agreements concerning stock options and other commitments paid in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. This transfer has been reflected in the Consolidated Statement of Changes in Common Stockholders' Equity at July 2, 1994. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Shareholder Rights Plan
     On March 17, 1989, the Company's Board of Directors declared a dividend of one preferred share purchase right (collectively, the "Rights") for each share of common stock held of record on April 3, 1989. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $33.33.
     The Rights become exercisable 10 days after (i) a person or group acquires 10% or more of the Company's outstanding common stock, or
(ii) an announcement of a tender offer for 30% or more of the Company's outstanding common stock.
     If the Rights become exercisable, each Right will entitle the holder thereof to purchase one-thousandth of a share of the Preferred Stock. If a person or group acquires 10% or more of the outstanding common stock of the Company, the holder of each Right not owned by the 10% or more shareholder would be entitled to purchase for $33.33 (the exercise price of the Right) common stock of the Company having market value equal to $66.66. If the Company is a party to certain mergers or business combination transactions or transfers 50% or more of its assets or earning power, each Right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity (or of the Company in certain instances) having a market value of twice the exercise price of the Right, or $66.66. If the Rights are fully exercised, the shares issued thereby would have a dilutive effect on the shares previously outstanding.
     The Rights expire April 2, 1999, and may be redeemed by the Company for $.01 per Right at any time prior to the close of business on the tenth day after a public announcement of an acquisition of 10% or more of the common stock of the Company.
     The principal terms of the Rights are set forth in a registration statement on Form 8-A filed with the Securities and Exchange Commission and dated as of March 20, 1989.

Executive Stock Incentive Plan
     The Company has 8,550,000 shares of common stock authorized for issuance to eligible employees under the Executive Stock Incentive Plan (ESIP). The ESIP authorizes the Compensation Committee of the Board of Directors to grant to eligible participants of the Company and its subsidiaries, through October 1999, stock options, stock appreciation rights, restricted or deferred stock awards, stock purchase rights and other stock-based awards.
     During fiscal 1996, 1,170,065 shares of the Company's common stock were granted as restricted stock awards (RSA). These shares are held in escrow by the Company and will be released to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods, which end June 15, 1999, May 20, 2000 and June 18, 2000, and upon payment of the purchase price of $4.22, $5.11, and $5.89 per share, respectively. The purchase price is fifty percent of the mean of the high and low market value of the Company's common stock at the date of grant. The difference between the market value at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for fiscal 1997, 1996 and 1995 was $1,661,000, $1,299,000 and $901,000,
respectively.
     During fiscal 1996, 358,547 shares of the Company's common stock were granted as equity incentive awards (EIA). These shares are held in escrow by the Company and may be released ratably to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction period which ends May 20, 1999, and upon payment of the purchase price of $5.11 per share. The purchase price is fifty percent of the mean of the high and low market value of the Company's common stock at the date of grant. The difference between the market value at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for fiscal 1997, 1996 and 1995 was $782,000, $493,000 and
$924,000, respectively.
     During fiscal 1996, 843,750 shares of the Company's common stock were granted as non-qualified stock options (NQSO's). The NQSO's are exercisable at any time, commencing on the first anniversary of the grant date, until the year 2005. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $8.45. As of fiscal year end June 28, 1997 and June 29, 1996, 787,500 and 843,750 NQSO's granted were outstanding. In addition to the ESIP, the Company has 422,778 shares of common stock authorized for issuance to key employees under the Company's Stock Option Plan. Option prices must be 100% of the market value of the common stock at the time of the grant. The Plan expired on October 15, 1992, therefore no additional grants will be made pursuant to this Plan.
     The Company applies Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted under the Company's Stock Option Plan or options granted under the ESIP.
     The Company's unconsolidated affiliate also elected to follow APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recorded in the equity in the net income of the unconsolidated affiliate for options granted under its plan.
     Had compensation expense for the options and restricted stock awards under the ESIP been determined based on the fair value at the grant dates for the awards consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (Amounts in Thousands except Per Share Data):

                                                                                For the fiscal year ended
                                                                      June 28, 1997    June 29, 1996    July 1, 1995
As reported
        Net income.......................................                $62,324           $30,768         $42,301
        Net income per common share......................                $   .72           $   .36         $   .50
Pro forma
        Net income.......................................                $61,716           $29,694         $42,301
        Net income per common share......................                $   .71           $   .34         $   .50

     The fair values of the options granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during fiscal 1996: dividend yield of 3.43 percent; expected volatility of
24.7 percent; risk-free interest rate of 6.23 percent; and expected lives of five years.
     Stock option activity for fiscal years 1997, 1996 and 1995 is set forth below (Amounts in Thousands except Per Share Data):


                                                    Fiscal 1997              Fiscal 1996             Fiscal 1995
                                                             Weighted                 Weighted               Weighted
                                                              Average                 Average                 Average
                                                              Exercise                Exercise               Exercise
                                                Options        Price      Options      Price      Options      Price
                                                 -----         -----       -----       -----       -----       -----
Outstanding at beginning of year.......          1,664         $7.11       1,114       $5.70       1,222       $5.67
Granted................................                                      844       $8.44
Exercised..............................           (453)        $6.03        (294)      $5.59        (108)      $5.40
                                                 -----                     -----                   -----
Outstanding at end of year.............          1,211         $7.52       1,664       $7.11       1,114       $5.70
                                                 =====                     =====                   =====
Exercisable at end of year.............          1,211                       820                   1,114
                                                 =====                     =====                   =====
Weighted average fair value of options
   granted during the year.............                                    $2.91
                                                                           =====

     All stock options outstanding at June 28, 1997 are exercisable. The weighted average exercise price is $7.52, and the weighted average remaining contractual life is 6.44 years.

Note 8. Pension Plans
     The Company has noncontributory defined benefit pension plans covering certain employees who have completed prescribed service requirements. The benefits are based on years of service and the employee's career earnings. The Company also has a supplemental defined benefit pension plan covering certain Company employees which provides benefits to participants commencing at retirement calculated according to the formula contained in the Company's tax-qualified retirement plan, but without regard to statutory limitations on the maximum amount of compensation which may be taken into account by, nor the maximum benefits which may be paid from such plans. Benefits provided by this supplemental plan are reduced by benefits provided by the defined benefit pension plans. Pension expense was $4,860,000, $5,660,000 and $5,003,000 in fiscal 1997, 1996 and 1995, respectively.
Pension plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retire ment Income Security Act of 1974. As of June 28, 1997 and
June 29, 1996, the assets of the plans include certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 506,250 shares of common stock of the Company with a fair value of approximately $8,543,000 and $5,442,000 at June 28, 1997 and June 29, 1996, respectively.
     During the second quarter of fiscal 1995, the Company recognized an after-tax curtailment gain of $912,000 or $.01 per share, in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The gain arose from the sale of a portion of the Company's territories to independent distributors and the consequent termination of participation in the Flowers Industries, Inc. Retirement Plans of certain employees.

     Net periodic pension costs of these plans for fiscal 1997, 1996 and 1995 includes the following components (Amounts in Thousands):

                                                                                 Fiscal        Fiscal         Fiscal
                                                                                  1997          1996           1995
                                                                                --------      -------        -------
Service cost-benefit earned during the period...........................        $  5,603      $ 5,765        $ 5,538
Interest cost on projected benefit obligation...........................          10,311        9,341          8,261
Reduction of pension costs due to actual return on plan assets..........         (10,415)      (9,073)        (8,593)
Net amortization and deferral...........................................            (639)        (373)          (203)
                                                                                --------      -------        -------
                                                                                $  4,860      $ 5,660        $ 5,003
                                                                                ========      =======        =======

     Assumptions used to determine net periodic pension cost for these plans for fiscal 1997, 1996 and 1995 are as follows (measurement dates are June 28, 1997, June 29, 1996 and July 1, 1995, respectively):

                                                                                June 28,      June 29,      July 1,
                                                                                  1997          1996         1995
                                                                                --------      --------      -------
Discount rate...........................................................          7.75%        8.00%         8.25%
Rate of increase in compensation levels.................................          5.25%        5.50%         5.75%
Expected long-term rate of return on assets.............................          9.00%        9.00%         9.00%

     Flowers Industries, Inc. Retirement Plans No. 01 and 02 have assets that exceed the accumulated benefit obligation.
There are certain plans, however, with accumulated benefit obligations which exceed plan assets. The following table summarizes the funded status of the Company's pension plans and the related amounts that are recognized in the Company's balance sheet at June 28, 1997 and June 29, 1996 (Amounts in Thousands):

                                                                  Plans for      Plans for       Plans for    Plans for
                                                                    Which           Which         Which        Which
                                                                    Assets      Accumulated       Assets     Accumulated
                                                                    Exceed        Benefits        Exceed      Benefits
                                                                 Accumulated       Exceed       Accumulated    Exceed
                                                                   Benefits        Assets        Benefits      Assets
                                                                 -----------    -----------     -----------  -----------
                                                                June 28, 1997  June 28, 1997  June 29, 1996 June 29,1996
                                                                 -----------    -----------     -----------  -----------
Actuarial present value of benefit obligation
   Accumulated benefit obligations:
     Vested..................................                     $(112,419)      $(4,696)      $ (98,543)     $(4,615)
     Nonvested...............................                        (2,387)         (137)         (1,937)        (136)
                                                                  ---------       -------        --------      -------
                                                                  $(114,806)      $(4,833)      $(100,480)     $(4,751)
                                                                  =========       =======       =========      =======
Plan assets at fair value....................                     $ 135,810       $ 2,009       $ 114,508      $ 2,047
Projected benefit obligations................                      (132,122)       (7,473)       (117,730)      (6,932)
                                                                  ---------       -------       ---------      -------
Plan assets in excess of (less than)
  projected benefit obligations                                      3,688         (5,464)         (3,222)      (4,885)
Items not yet recognized in earnings:
   Unrecognized net asset at transition......                       (4,366)                        (5,207)
   Unrecognized prior service cost...........                          562             33            (110)         348
   Unrecognized net (gain) loss..............                       (9,308)         2,417           2,929        1,417
                                                                  --------        -------        --------       ------
Contribution payable.........................                     $ (9,424)       $(3,014)       $ (5,610)     $(3,120)
                                                                  ========        =======        ========      =======

         The Company made contributions of approximately $1,164,000 in fiscal 1997, $271,000 in fiscal 1996 and $441,000 in fiscal 1995 to collectively bargained, multiemployer pension plans based on specific rates per hour worked by participating employees.

Note 9. Income Taxes
     The provision for income taxes consists of the following (Amounts in Thousands):

                                                                                         For the year ended
                                                                               June 28,       June 29,        July 1,
                                                                                 1997           1996           1995
                                                                               -------        -------        --------
Current taxes:
    Federal.............................................................       $26,910        $13,915        $21,886
    State...............................................................         5,557          2,621          2,723
                                                                               -------        -------        -------
                                                                                32,467         16,536         24,609
                                                                               -------        -------        -------
Deferred taxes:
    Federal.............................................................         1,587          1,636          1,358
    State...............................................................           347            347            854
                                                                               -------        -------        -------
                                                                                 1,934          1,983          2,212
                                                                               -------        -------        -------
Benefit of operating loss carryforwards.................................        (1,210)          (334)        (1,107)
                                                                               -------        -------        -------
                                                                                (1,210)          (334)        (1,107)
                                                                               -------        -------        -------
Provision for income taxes..............................................       $33,191        $18,185        $25,714
                                                                               =======        =======        =======

     Deferred tax liabilities (assets) are comprised of the following (Amounts in Thousands):

                                                                                                For the year ended
                                                                                              June 28,       June 29,
                                                                                                1997           1996
                                                                                              --------       -------
Depreciation.........................................................................         $51,275        $47,999
Other................................................................................           8,673          7,902
                                                                                              -------        -------
    Gross deferred tax liabilities...................................................          59,948         55,901
                                                                                              -------        -------
Self-insurance accrual...............................................................          (5,274)        (5,926)
Vacation accrual.....................................................................          (2,275)        (2,554)
Pension accrual......................................................................          (2,481)        (2,547)
Purchase accounting reserves.........................................................         (14,483)
Loss carryforwards...................................................................          (4,117)        (3,805)
Other................................................................................          (9,093)        (7,565)
                                                                                              -------        -------
    Gross deferred tax assets........................................................         (37,723)       (22,397)
Deferred tax assets valuation allowance..............................................           2,240          2,774
                                                                                              -------        -------
                                                                                              $24,465        $36,278
                                                                                              =======        =======

     The net change in the valuation allowance for deferred tax assets was a decrease of $534,000, related to operating loss carryforwards.
     The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (Amounts in Thousands):


                                                                                           For the year ended
                                                                                  June 28,      June 29,        July 1,
                                                                                    1997          1996           1995
                                                                                  -------       --------        -------
Tax at U.S. federal income tax rate.....................................          $30,728       $16,919         $23,805
State income taxes, net of U.S. federal income tax benefit..............            3,837         1,929           2,325
Benefit of operating loss carryforwards.................................           (1,210)         (334)         (1,107)
Other...................................................................             (164)         (329)            691
                                                                                   ------       -------         -------
   Provision for income taxes ..........................................          $33,191       $18,185         $25,714
                                                                                  =======       =======         =======

     The amount of federal operating loss carryforwards generated by certain subsidiaries prior to their acquisition is $2,825,000 with expiration dates through the fiscal year 2009. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration.
Various subsidiaries have state operating loss carryforwards of $54,553,000 with expiration dates through the fiscal year 2012.
     During fiscal 1997, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1993 through 1995. During the examination, the IRS asserted that the Company's independent distributor program generated ordinary income upon the initial sale of the territories. As a result, the Company paid for certain claims by the IRS relating primarily to the Company's independent distributor program.

Note 10. Other Employee Benefit Plans
     Under the Company's bonus plan, approved annually by the Compensation Committee, certain key employees may receive bonus compensation based on attainment of specified income goals. Total compensation under the bonus plan was approximately $6,969,000, $877,000 and $6,157,000 for fiscal 1997, 1996 and 1995, respectively.
     During fiscal 1995, the Company established the Flowers Industries, Inc. 401(k) Retirement Savings Plan ("FIRST"). FIRST covers substantially all employees who have completed certain service requirements. The cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 25% of the employee's contributions up to 6% of compensation. During fiscal 1997, 1996 and 1995, the total cost and contributions was $1,367,000, $1,268,000 and $265,000, respectively.

Note 11. Legal Matters and Contingencies
     The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations. A reserve of $4,935,000 was recorded during fiscal 1996 and paid during fiscal 1997 representing final settlement of certain pending litigation involving subsidiary operations in Texas.

Note 12. Acquisitions
     On May 31, 1996, the Company acquired certain assets of Mrs. Smith's, Inc. including its brand name and trademarks from The J. M. Smucker Company. Mrs. Smith's primarily manufactures and distributes frozen pies. Under the terms of the acquisition agreement, the Company paid $30,000,000, consisting of $15,000,000 in cash at closing and a $15,000,000 note payable. In addition, the Company entered into ten-year leases for the property, plant and equipment used in the business.
     The acquisition has been accounted for as a purchase, and, accordingly, the results of operations of the acquired business are included in the consolidated statement of income from the date of acquisition.
     The following unaudited condensed combined pro forma results of operations assume the acquisition occurred as of the beginning of each fiscal year (Amounts in Thousands except Per Share Data):

                                            For the year ended
                                    June 29, 1996         July 1, 1995
                                    -------------         ------------
     Sales..............             $1,351,769            $1,249,461
     Net income.........                 33,056                45,057
     Earnings per share.                    .39                   .53

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the fiscal year, nor are they necessarily indicative of future operating results.
     In addition, the Company acquired certain other businesses during fiscal 1996 and fiscal 1997 which have been accounted for as purchases. These acquisitions are immaterial to the results of operations of the Company.

     During fiscal 1997, the Company recorded $22,653,000, net of tax of $14,483,000, in additional goodwill related to liabilities anticipated to be incurred for planned activities for certain acquisitions made during fiscal 1996 and fiscal 1997. A reserve of $35,530,000 relating to these transactions is included in accrued compensation, interest and other liabilities at June 28, 1997.

Note 13. Investment in Unconsolidated Affiliate
     In January 1996, the Company acquired, for $62,000,000, a 49.6% interest in INFLO Holdings Corporation (INFLO), a joint venture formed by the Company and Artal Luxembourg S.A. On January 26, 1996, INFLO acquired 100% of Keebler Corporation (Keebler) for an aggregate consideration of $454,900,000 from United Biscuits (Holdings) plc. Keebler is the second largest cookie and cracker manufacturer in the United States. The acquisition of Keebler was financed through the equity of INFLO and bank borrowings. The Company accounts for its investment in INFLO using the equity method of accounting.
     On June 4, 1996, Keebler acquired 100% of Sunshine Biscuits, Inc. from G. F. Industries, Inc. (GFI) for an aggregate purchase price of $171,600,000. The acquisition was funded by Keebler's working capital, bank financing and the issuance to GFI of $23,600,000 of INFLO common stock and warrants. In fiscal 1996, the Company recognized a pre-tax gain on the shares issued to GFI of $4,111,000. As a result of this transaction, the Company's interest in INFLO was reduced to 45.2%.
     Condensed financial information of INFLO is as follows (Amounts in Thousands):


                                    April 19, 1997      April 20, 1996
                                   --------------      -------------
     Current assets.........        $  332,782           $252,791
     Total assets...........         1,081,984            867,429
     Current liabilities....           347,647            384,635
     Total liabilities......           911,997            741,174
     Common stockholders'
       equity...............           169,987            126,255
     Total liabilities and
       common stockholders'
       equity                        1,081,984            867,429
                                  April 21, 1996 -  January 26, 1996 -
                                  April 19, 1997     April 20, 1996
                                 ----------------  ------------------
     Sales..................       $1,907,307            $345,600
     Gross profit...........        1,030,539             177,900
     Net income.............           19,411               1,255

Note 14. Unaudited Quarterly Financial Information
     Results of operations for each of the four quarters of the fiscal years ended June 28, 1997 and June 29, 1996 follow (each quarter represents a period of twelve weeks except the fourth quarter, which includes sixteen weeks)(Amounts in Thousands except Per Share Data):

Quarter                                                   First          Second         Third        Fourth
                                                           1997           1997           1997         1997
                                                           1996           1996           1996         1996
                                                        --------        --------       --------     --------
Sales..........................................         $322,710        $381,290       $301,392     $432,321
                                                         269,674         290,538        275,013      403,339
Gross profit...................................          140,438         164,756        142,278      202,442
                                                         125,893         130,676        125,398      181,835
Income before income taxes.....................           32,925          19,175          9,912       25,782
                                                          12,696          12,749          9,135       13,760
Net (loss) income from investment in
   unconsolidated affiliate                                 (531)            336          6,005        1,911
                                                                                                         613
Net income.....................................           19,948          12,263         12,170       17,943
                                                           7,897           7,930          5,682        9,259
Net income per common share ...................              .23             .14            .14          .21
                                                             .09             .09            .07          .11

                              PART III
Item 10.
     Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 17, 1997, except that a description of the Executive Officers of the Registrant is set forth in Item 1 hereof.

Item 11.
     Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 17, 1997.

Item 12.
     Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 17, 1997.

Item 13.
     Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on October 17, 1997.

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K
                                                           Sequential
                                                              Page
a.   List of documents filed as part of this report
     1.  Financial Statements *
         Report of independent accountants.................      8
         Consolidated balance sheet at June 28, 1997
          and June 29, 1996................................     10
         Consolidated statement of income for the
          fiscal years ended June 28, 1997, June 29,
          1996 and July 1, 1995............................     11
         Consolidated statement of changes in common
          stockholders' equity for the fiscal years
          ended June 28, 1997, June 29, 1996 and
          July 1,1995......................................     12
         Consolidated statement of cash flows for the
          fiscal years ended June 28, 1997, June 29,
          1996 and July 1, 1995............................     13
         Notes to consolidated financial statements........     14
     2.  Financial Statement Schedules
         Report of Independent Accountants on Financial
           Statement Schedule..............................     27
         Schedule -- for the fiscal years ended
           June 28, 1997, June 29, 1996 and July 1, 1995
         II Valuation and qualifying accounts..............     30
     3.  Exhibits
         3(a)   Second Restated Articles of Incorporation,
                as corrected (Incorporated by reference to
                the Company's Annual Report on Form 10-K
                for the fiscal year ended June 27, 1992,
                File No. 1-9787)...........................
         3(b) Restated By-Laws, as of October 20, 1989 (Incorporated by reference to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 27, 1992, File No. 1-9787).
         4(a) Rights Agreement dated as of March 17, 1989 between the Company and the Rights Agent (Incorporated by reference to the Company's

                Registration Statement on Form 8-A filed
                March 21, 1989, as amended, File No. 1-9787)
        4(a)(1) First Addendum to Rights Agreement dated as
                of June 6, 1992 (Incorporated by reference to
                the Company's Annual Report on Form 10-K for
                the fiscal year ended June 27, 1992, File No.
                1-9787).....................................
        10(a)   Flowers Industries, Inc. Annual Executive Bonus
                Plan dated August 4, 1995 (Incorporated by
                reference to the Company's Annual Report on
                Form 10-K for the fiscal year ended July 1,
                1995, File No. 1-9787)**....................
        10(b)   Flowers Industries, Inc. 401(k) Retirement
                Savings Plan (Incorporated by reference to the
                Company's Registration Statement on Form S-8
                filed April 13, 1995, File No. 33-91198)**..
        10(c)   Severance Policy (Incorporated by reference to
                the Company's Annual Report on Form 10-K for
                the fiscal year ended July 1, 1989, File No.
                1-9787)**...................................
       10(d)    1982 Incentive Stock Option Plan, as amended
                (Incorporated by reference to the Company's
                Registration Statement on Form S-3/S-8 filed
                May 18, 1990, File No. 33-34855)**..........
       10(e)    1989 Executive Stock Incentive Plan
                (Incorporated by reference to the Company's
                Registration Statement on Form S-3/S-8 filed
                May 18, 1990, File No.33-34855)**...........
       10(e)(1) Amendment to the 1989 Executive Stock
                Incentive Plan, dated as of August 4, 1995
                (Incorporated by reference to the Company's
                Annual Report on Form 10-K for the fiscal
                year ended July 1, 1995, File No. 1-9787)**
       10(f)    Flowers Industries, Inc. 1990 Supplemental
                Executive Retirement Plan (Incorporated by
                reference to the Company's Annual Report on Form
                10-K for the fiscal year ended June 30, 1990,
                File No. 1-9787)**..........................
       10(g)    Stock Purchase Agreement dated as of November
                5, 1995, between INFLO Holdings Corporation and
                UB Investments (Netherlands) BV, as amended by
                agreement dated January 26, 1996 (Incorporated
                by reference to the Company's Report on Form
                8-K(A) dated April 10, 1996, File No. 1-9787)
       10(h)    Acquisition Agreement dated as of May 1, 1996,
                among Flowers Industries, Inc., Mrs. Smith's
                Bakeries, a wholly-owned subsidiary of Flowers
                Industries, Inc., The J. M. Smucker Company,
                and Mrs. Smith's, Inc., a wholly-owned
                subsidiary of The J. M. Smucker Company
                (Incorporated by reference to the Company's
                Report on Form 8-K dated June 13, 1996, File No.
                1-9787)......................................
       10(i)    Agreement dated as of May 5, 1997, between the
                Company and Heeth Varnedoe, III**............    31
       11       Statement re computation of per share
                earnings.....................................    34
       22       Subsidiaries of the Registrant...............    35
       23       Consent of Independent Accountants...........    37
       27       Financial Data Schedule......................
 b.  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

* The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed five percent of total consolidated assets at June 28, 1997, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                Report of Independent Accountants On
                    Financial Statement Schedule

To the Board of Directors
of Flowers Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 30, 1997 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
Atlanta, Georgia
July 30, 1997

     For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-3/S-8, File No. 33-34855; and on Forms S-8, File No. 33-91198 and File No. 333-23351.
     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                             SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLOWERS INDUSTRIES, INC.
/s/ Amos R. McMullian   /s/C. Martin Wood III     /s/ Russell M. Fryar
By: Amos R. McMullian   By: C. Martin Wood III    By: Russell M. Fryar
Chairman of the Board,  Senior Vice President     Vice President and
Chairman of the         Chief Financial Officer   Treasurer, Chief
Executive Committee                               Accounting Officer
and Chief Executive
Officer

Date: August 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


/s/Amos R. McMullian          Chairman of the Board,    August 8, 1997
   Amos R. McMullian          Chairman of the Executive
                              Committee and Chief
                              Executive Officer

/s/Robert P. Crozer           Vice Chairman of the      August 8, 1997
   Robert P. Crozer           Board and a Director

/s/Edward L. Baker            Director                  August 8, 1997
   Edward L. Baker

/s/Joe E. Beverly             Director                  August 8, 1997
   Joe E. Beverly

/s/Franklin L. Burke          Director                  August 8, 1997
   Franklin  L. Burke

/s/G. Anthony Campbell        General Counsel and       August 8, 1997
   G. Anthony  Campbell       Secretary and a Director

/s/Langdon S. Flowers         Director                  August 8, 1997
   Langdon S. Flowers

/s/Russell M. Fryar           Vice President and        August 8, 1997
   Russell M. Fryar           Treasurer, Chief
                              Accounting Officer
                              and a Director

/s/Joseph L. Lanier, Jr.      Director                  August 8, 1997
   Joseph L. Lanier, Jr.

/s/J. V. Shields, Jr.         Director                  August 8, 1997
   J. V. Shields, Jr.

/s/Heeth Varnedoe III         Director                  August 8, 1997
   Heeth Varnedoe III

/s/C. Martin Wood III         Senior Vice President     August 8, 1997
   C. Martin Wood III         and Chief Financial
                              Officer and a Director

                                    Valuation and Qualifying Accounts (Schedule II)
CLASSIFICATION                                                                    (Amounts in Thousands)
                                                                  Balance at
                                                                  Beginning       Additions                  Balance at
                                                                   of Year         at Cost      Deductions   End of Year
------------------------------------------------------------------------------------------------------------------------
Year Ended June 28, 1997
Amortization of Cost in Excess of Net Tangible Assets.........     $44,617        $24,977        $ (1,141)     $68,453
Year Ended June 29, 1996
Amortization of Cost in Excess of Net Tangible Assets.........     $ 9,281        $35,625        $   (289)     $44,617
Year Ended July 1, 1995
Amortization of Cost in Excess of Net Tangible Assets.........     $ 9,618        $   393        $   (730)     $ 9,281

See Note 1 of Notes to Consolidated Financial Statements for accounting policy for capitalization and amortization of intangible assets.

                            Exhibit 10(i)
                              AGREEMENT

     This Agreement is made and entered into this 5th day of May, 1997, by and between Flowers Industries, Inc. a Georgia corporation ("Company") and Heeth Varnedoe, III, a resident of the State of Georgia ("Varnedoe").
     1. Purpose.The purpose of this Agreement is to set forth the understanding and agreement of the parties with respect to Varnedoe's employment status and retirement, including benefits to be made available to him by the Company as a consequence of his retirement. Varnedoe has been employed by the Company in various capacities for a period of approximately 37 years. His talents and industry have contributed substantially to the success of the Company during that period, and the Company wishes to reward him for his significant contributions to its success and to assure that he will be available for consultation and advice to it in the future.
     2. Continuation of Employment; Retirement Date. Varnedoe will continue in the employment of the Company (in the absence of his death) until February 10, 1999. On said date Varnedoe will retire from the Company and will no longer have the status of an employee. During the period from the date of this Agreement through June 28, 1997, Varnedoe will continue to serve as President and Chief Operating Officer of the Company. From June 29, 1997 through February 10, 1999, Varnedoe shall not serve as an officer of the company, nor shall he be required to maintain an office on the premises of the Company nor a regular schedule of duties; rather, during said period, Varnedoe's responsibilities as an employee shall consist of being available, upon reasonable advance notice, for advice and consultation with the then Chairman, Vice-Chairman, President, Chief Executive Officer or Chief Operating Officer of the Company. Varnedoe's status shall be that of an active salaried employee during said period, and he shall be entitled to the employee benefits normally available to such employees (other than long-term disability insurance) through February 10, 1999, plus those benefits more specifically described below.
     3. Compensation during Employment.
        a. For the period from the date of this Agreement through February 10, 1998, Varnedoe shall be compensated on the basis of annual base salary of $389,235, or $29,941.15 per pay period; the last pay period during which Varnedoe will receive said amount ends on February 7, 1998. Commencing with the next pay period (beginning February 8, 1998), Varnedoe will be paid an annual base salary of $194,617.50, or $14,970.58 per pay period, through February 10, 1999.
        b. In addition to his base salary, Varnedoe shall receive an annual incentive bonus for the Company's fiscal year ending June 28, 1997, on the basis of a bonus percentage of 40%, adjusted in accordance with the Company's current bonus formula in the event that the earnings per share goal is not met or is exceeded, as provided in the Company's Annual Executive Bonus Plan. No annual incentive bonus will be paid to Varnedoe for the Company's fiscal years 1998 or 1999.
        c. Varnedoe has previously received Equity Incentive Award III in the amount of 36,160 shares of the Company's common stock. Said award will continue to vest at its stated schedule of 33 1/3 % on each anniversary of its award date of May 30, 1996, although it will become fully vested on February 10, 1999. As provided in said award, all dividends on the underlying stock which are declared and payable prior to transfer of said stock to Varnedoe (or other termination of the award according to its terms) will be paid to Varnedoe. No further Equity Incentive Awards or Restricted Stock Awards will be granted to Varnedoe.
        d. Varnedoe holds nonqualified options to purchase Company stock resulting from two different grants. His options for 90,000 shares at a price of $12.667 per share may be exercised at any time until February 10, 2001, in accordance with their terms. His options for purchase of 30,000 shares at a price of $9.083 per share may be exercised until May 10, 1999, according to the terms of the January 10, 1991, agreement by which they were granted.
        e. The compensation elements referred to above in this paragraph will be subject to appropriate employment taxes and withholding, and will constitute compensation for purposes of the Company's tax-qualified and nonqualified pension plans according to the terms of those plans. Except for the early vesting of Varnedoe's Equity Incentive Award III, described in subparagraph (c) above, all of said elements remain subject to the provisions of the plans or programs under which they are provided.

     4. Employee Benefits during Employment. Until the earlier of Varnedoe's death or February 10, 1999, and except as provided herein, Varnedoe will continue to participate in all employee benefit plans sponsored by the Company for salaried employees according to the terms of said plans as they may be amended from time to time. For purposes of Varnedoe's benefits, including but not limited to his nonqualified Company stock options, the Company's 401(K) plan, the Executive Deferred Compensation Plan, the Executive Life Insurance Program, and the Company's medical benefits and group life insurance programs, Varnedoe's date of retirement and severance from employment with the Company shall be February 10, 1999. The Company will continue to provide Varnedoe, until February 10, 1999, an individual universal life insurance policy in the principal amount of $300,000.
     5. Retirement Benefits. Varnedoe will commence to receive monthly benefits, in accordance with the options elected by him pursuant to said plans, from the Flowers Industries, Inc. Retirement Plan No. 1 and the Company's Supplemental Executive Retirement Plan commencing March 1, 1999.
     6. Additional Payments. Commencing March 1, 1999, the Company will make annual payments to Varnedoe in the amount of $45,000 for the remainder of his life, in consideration of Varnedoe's agreement not to enter into competition with the Company, as hereinafter defined.
     Should Varnedoe enter into competition with the Company, all future such annual payments shall cease. In the event that Varnedoe dies prior to the fifteenth annual payment under this paragraph, said payments shall continue to be made to Varnedoe's designated beneficiary until a total of fifteen payments have been made to Varnedoe and said beneficiary. In the event that Varnedoe fails to name such a beneficiary, or that said beneficiary does not live until all said payments have been made, the remaining payments shall be made to Varnedoe's estate. For purposes of this paragraph, Varnedoe shall be deemed to enter into competition with the Company if, at any location within the continental United States, he either renders services of any nature to or is the owner of more than 5% of the capital interests of any entity engaged in a business field in which the Company or any subsidiary is also engaged.
     7. Death prior to February 10, 1999. In the event that Varnedoe should die prior to February 10, 1999, the various provisions of his option agreements, the Equity Incentive Award III or the benefit plans shall control his benefits at said time, and his compensation from the Company shall cease. The payments provided for in paragraph 6, above, shall commence as of the first day of the month following Varnedoe's death and shall continue to be made annually on the next 14 anniversaries of said date.
     8. Change in Control. In the event that a "change in control" of the Company occurs prior to the payment of all amounts due to Varnedoe or his beneficiary pursuant to paragraph 3(a) or paragraph 6 hereof, the Company shall pay Varnedoe (or his beneficiary, if appropriate as to the payments described in paragraph 6), the present value of the remaining periodic payments. Said present value shall be calculated based on the discount rate contained or provided for at said time in the Flowers Industries, Inc. Retirement Plan No. 1, or if said plan is not in existence, the rate prescribed by the Pension Benefit Guaranty Corporation for immediate payments. Said present value shall be paid in cash within thirty (30) days of said "change in control." For purposes of this paragraph, the term "change in control" shall have the same meaning as provided in Section 11(b) of the Flowers Industries, Inc. Executive Stock Incentive Plan, as the same may have been amended from time to time according to its terms.
     9. Entire Agreement, etc. This Agreement constitutes the entire agreement of the parties as to the subject matter hereof and supersedes all prior agreements thereto between the parties, although it does not affect the provisions of any plan or policy of the Company which applies to other employees of the Company. This Agreement may be modified only in writing signed by both parties. This Agreement is to be construed in accordance with the laws of the State of Georgia, and shall be binding upon any successor of the Company and on Varnedoe's estate and beneficiary. This Agreement may be assigned by the Company only with the written consent of Varnedoe.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above mentioned.


                                      FLOWERS INDUSTRIES, INC.
                                      /s/ Amos R. McMullian
                                      By: Amos R. McMullian
                                      Title: Chairman of the Board,
                                             Chief Executive Officer

                                      /s/ HEETH VARNEDOE, III
                                      By: Heeth Varnedoe, III

       Exhibit 11.  Computation of Net Income Per Common Share
              (Amounts in Thousands except Share Data)

                                                                         For the Year Ended
                                          June 28, 1997    June 29, 1996    July 1, 1995     July 2, 1994   July 3, 1993
                                          -------------    -------------    ------------     ------------   ------------
Net income.......................          $    62,324      $    30,768      $    42,301      $    29,496   $    39,161
  Add - Interest and other costs of
   convertible subordinated debentures,
   net of applicable income taxes                                                                                   444
                                            ----------      -----------      -----------      -----------    -----------
Net income for net income per common
  share..........................          $   62,324       $    30,768      $    42,301      $    29,496   $    39,605
                                           ==========       ===========      ===========      ===========   ===========
Number of shares used in calculation
  of per common share data:
  Weighted average number of common
    shares outstanding during the year     88,000,151        86,933,022       86,229,248       84,521,064    83,222,253
  Add (Subtract) - Incremental shares
    composed of:
   Shares issuable upon conversion of
    8.25% subordinated debentures                                                                             1,423,557
   Shares issuable upon exercise of
    employee stock options based on
    year-end market price..........           424,728           306,521          215,355          269,100       442,152
   Shares issuable upon award of
   equity incentive award and
   restricted stock award based on
   year-end market price............        (1,338,197)      (1,065,306)      (1,143,666)      (1,372,761)   (1,464,353)
                                           -----------      -----------      -----------      -----------    ----------
Weighted average number of shares
 used in calculation of net income
 per common share...................        87,086,682       86,174,237       85,300,937       83,417,403    83,623,609
                                           ===========      ===========      ===========      ===========   ===========
Net income per common share.........       $       .72      $       .36      $       .50      $       .35   $       .47
                                            ===========      ===========      ===========      ===========   ===========


             Exhibit 22.  Subsidiaries of the Registrant
     There is no parent of the Registrant. The Registrant owns 100% of the voting securities of each subsidiary listed below, except that each subsidiary marked with an asterisk owns 100% of the voting securities of the subsidiary or subsidiaries indented immediately below such marked subsidiary. All subsidiaries listed below are included in the consolidated financial statements of the Registrant.


                                                         State of
Subsidiary                                             Incorporation
* Flowers Bakeries, Inc................................Delaware
  * Flowers Baking Co. of Alabama, Inc.................Alabama
     Flowers Baking Company of Birmingham, Inc.........Alabama
     Flowers Baking Co. of Opelika, Inc................Alabama
     Hardin's Bakery, Incorporated.....................Alabama
     Flowers Specialty Foods of Montgomery, Inc........Alabama
     Midtown Bakery, Inc...............................Alabama
  * Flowers Baking Co. of Arkansas, Inc................Arkansas
     Flowers Baking Co. of Texarkana, Inc..............Arkansas
     Holsum Baking Company.............................Arkansas
     Shipley Baking Company............................Arkansas
  * Flowers Baking Co. of California, Inc..............California
     Flowers Baking Co. of Fresno, Inc.................California
    Flowers Baking Co. of Chattanooga, Inc.............Tennessee
  * Flowers Baking Co. of Florida, Inc.................Florida
     Flowers Baking Co. of Bradenton, Inc..............Florida
     Flowers Baking Co. of Jacksonville, Inc...........Florida
     Flowers Baking Co. of Miami, Inc..................Florida
  * Flowers Baking Co. of Georgia, Inc.................Georgia
     European Bakers, Ltd..............................Georgia
     Dan-Co Bakery, Inc................................Georgia
     Flowers Baking Co. of Thomasville, Inc............Georgia
     Mrs. Smith's Bakeries, Inc........................Georgia
     Table Pride, Inc..................................Georgia
    *Flowers Baking Co. of Villa Rica, Inc.............Georgia
       Flowers Baking Co. of Gadsden, Inc..............Alabama
    Flowers Specialty of Suwanee, Inc..................Georgia
    Flowers Frozen Bakery Distributors, Inc............Georgia
    Aunt Fanny's Bakery, Inc...........................Georgia
    Aunt Fanny's Bakery of Rome, Inc...................Georgia
  * Flowers Baking Co. of North Carolina, Inc..........North Carolina
     Flowers Baking Co. of Jamestown, Inc..............North Carolina
     Daniels Home Bakery of North Carolina, Inc........North Carolina
    Flowers Baking Co. of Ohio, Inc....................Ohio
  * Flowers Holding Co. of S. C., Inc..................South Carolina
     Flowers Baking Co. of Fountain Inn, Inc...........South Carolina
     Flowers Baking Company of South Carolina, Inc.....South Carolina
     South Carolina Baking Co., Inc....................South Carolina
  * Flowers Baking Co. of Tennessee, Inc...............Tennessee
     Flowers Baking Co. of Morristown, Inc.............Tennessee
     Flowers Fresh Bakery Distributors, Inc............Tennessee
  * Flowers Baking Co. of Texas, Inc...................Texas
     El Paso Baking Co., Inc...........................Texas
     Flowers Baking Co. of Tyler, Inc..................Georgia
     San Antonio Baking Co., Inc.......................Texas
     Austin Baking Co., Inc............................Texas
     Corpus Christi Baking Co., Inc....................Texas
     Butterkrust Bakery, Inc...........................Texas
     San Angelo Distributing Co., Inc..................Texas

  * Flowers Baking Co. of Virginia, Inc................Virginia
     Flowers Baking Co. of Lynchburg, Inc..............Virginia
     Flowers Baking Co. of Norfolk, Inc................Virginia
    Flowers Baking Co. of West Virginia, Inc...........West Virginia
    Allegheny Bakery Distributing Co., Inc.............West Virginia
    Storck Baking Company..............................West Virginia
    Columbus Baking Company, Inc.......................Ohio
    Aunt Fanny's Bakery of Pennsylvania, Inc...........Pennsylvania
    Mrs. Smith's Bakeries of London, Inc...............Kentucky
  * Huval Bakery, Incorporated.........................Louisiana
    *Bunny Bread, Inc..................................Louisiana
      Flowers Baking Co. of Baton Rouge, Inc...........Louisiana
    Schott's Bakery, Inc...............................Texas
    Pies, Inc..........................................Minnesota
* Stilwell Foods, Inc..................................Oklahoma
     Stilwell Foods of Texas, Inc......................Oklahoma
  Mrs. Smith's Bakeries of Pennsylvania, Inc...........Georgia


           Exhibit 23.  Consent of Independent Accountants
We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 and Form
S-3 (No. 33-34855) for the Flowers Industries, Inc. 1982 Incentive
Stock Option Plan and the Flowers Industries, Inc. 1989 Executive
Stock Incentive Plan dated May 18, 1990 and of the Registration
Statements on Form S-8 (No. 33-91198 and No. 333-23351) for the
Flowers Industries, Inc. 401(k) Retirement Savings Plan, of our report dated July 30, 1997, of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement
Schedule of this Form 10-K.


/s/ Price Waterhouse LLP
Atlanta, Georgia
August 15, 1997

