Form 10-Q
period 1997-09-20
FLOWERS INDUSTRIES INC /GA
filed 1997-10-29
CIK 826227

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D C   20549

(Mark One)
(CHECK MARK)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 20, 1997


(        )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to___________________

Commission file number      1-9787

                      Flowers Industries, Inc.
       (Exact name of registrant as specified in its charter)

            Georgia                                   58-0244940
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification Number)


       1919 Flowers Circle, P O Box 1338, Thomasville, Georgia
              (Address of principal executive offices)

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

Yes   CHECK MARK            No __________


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _________                No __________


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Title of Each Class             Outstanding at October 17, 1997
Common Stock, $.625  Par Value                    88,421,065

                      FLOWERS INDUSTRIES, INC.

                                INDEX


                                                        Page Number
PART I.   Financial Information

  Item 1.   Financial Statements

          Consolidated Balance Sheet
          September 20, 1997 and June 28, 1997               3

          Consolidated Statement of Income
          Twelve Weeks Ended September 20, 1997
          and September 21, 1996                             5

          Consolidated Statement of Cash Flows
          Twelve Weeks Ended September 20, 1997
          and September 21, 1996                             6

          Notes to Consolidated Financial Statements         8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9


PART II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K                10

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                                        ASSETS

                                           (000's Omitted Except Share Data)



                                                      September 20, 1997            June 28, 1997

CURRENT ASSETS:
   Cash and cash equivalents                               $   7,991                  $  31,080
                                                           ---------                  ---------
   Accounts receivable                                       115,439                    113,628
                                                           ---------                  ---------
   Inventories:
      Raw materials                                           47,958                     37,979
      Finished goods                                          59,579                     47,314
      Supplies                                                21,116                     19,284
                                                           ---------                  ---------
                                                             128,653                    104,577
                                                           ---------                  ---------
   Deferred income taxes                                      15,047                     14,421
   Prepaid expenses                                            7,928                      7,825
                                                           ---------                  ---------
                                                             275,058                    271,531
                                                           ---------                  ---------
PROPERTY, PLANT & EQUIPMENT:
   Land                                                       20,692                     20,692
   Buildings                                                 206,469                    206,469
   Machinery and equipment                                   446,016                    446,016
   Furniture, fixtures and transportation equipment           24,774                     24,774
   Construction and capital projects in progress              63,589                     49,062
                                                           ---------                  ---------
                                                             761,540                    747,013
   Less:  accumulated depreciation                          (310,052)                  (299,014)
                                                           ---------                  ---------
                                                             451,488                    447,999
OTHER ASSETS AND DEFERRED CHARGES:
   Investment in unconsolidated affiliate                     82,931                     77,071
   Other long-term assets                                     32,984                     33,133
                                                           ---------                  ---------
                                                             115,915                    110,204
                                                           ---------                  ---------

COST IN EXCESS OF NET TANGIBLE ASSETS:
   Cost in excess of net tangible assets                      70,939                     70,939
   Less:  accumulated amortization                            (2,700)                    (2,486)
                                                           ---------                  ---------
                                                              68,239                     68,453
                                                           ---------                  ---------
                                                           $ 910,700                  $ 898,187
                                                           =========                  =========


(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           (000's Omitted Except Share Data)



                                                      September 20, 1997            June 28, 1997

CURRENT LIABILITIES:
   Notes payable - commercial paper                        $ 50,119                   $ 40,792
   Notes payable                                              1,625                      6,625
   Obligations under capital leases                           2,489                      2,608
   Accounts payable                                          74,001                     78,451
   Accrued taxes other than income taxes                      5,110                      6,276
   Income taxes                                               5,564                        220
   Accrued compensation, interest and other liabilities      92,792                    107,497
                                                           --------                   --------
                                                            231,700                    242,469
                                                           --------                   --------
LONG-TERM NOTES PAYABLE                                     274,611                    259,884
                                                           --------                   --------
OBLIGATIONS UNDER CAPITAL LEASES                              3,772                      2,413
                                                           --------                   --------
INDUSTRIAL REVENUE BONDS                                     12,950                     12,950
                                                           --------                   --------
DEFERRED INCOME TAXES                                        40,216                     38,886
                                                           --------                   --------
DEFERRED INCOME                                               2,121                      1,573
                                                           --------                   --------
COMMON STOCK:
   Par value $.625 authorized 100,000,000 shares,
    issued 88,636,089                                        55,398                     55,398
   Capital in excess of par value                            45,111                     43,147
   Retained earnings                                        264,950                    260,094
   Less - common stock in treasury, 252,851
     and 989,606 shares, respectively                        (2,892)                    (6,567)
   Less - Restricted Stock Award and Equity
     Incentive Award                                        (17,237)                   (12,060)
                                                           --------                   --------
     Total common stockholders' equity                      345,330                    340,012
                                                           --------                   --------
                                                           $910,700                   $898,187
                                                           ========                   ========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted Except Share Data)


                                                                 For the 12 Weeks Ended
                                                          September 20, 1997          September 21, 1996

Sales                                                          $308,387                       $322,710
Sale of distributor notes                                             0                         43,244
Other income (loss)                                               1,676                         (3,753)
                                                              ---------                      ---------
                                                                310,063                        362,201
                                                              ---------                      ---------
Materials, supplies, labor and other manufacturing costs        165,476                        182,272
Selling, delivery and administrative expenses                   112,165                        129,512
Depreciation and amortization                                    11,750                         10,045
Interest                                                          5,308                          7,447
                                                              ---------                      ---------
                                                                294,699                        329,276
                                                              ---------                      ---------

Pre-tax income                                                   15,364                         32,925
Federal and state income taxes                                    5,992                         12,446
Net income (loss) from investment in
  unconsolidated affiliate                                        5,157                           (531)
                                                              ---------                      ---------
Net income                                                     $ 14,529                       $ 19,948
                                                              =========                      =========

Net income per common share                                    $   0.17                       $   0.23
                                                              =========                      =========

Weighted average number of shares outstanding used in
  calculation of net income per common share                 87,595,989                     86,467,659


Cash dividends paid per common share                           $ 0.1100                       $ 0.1000
                                                              =========                      =========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)


                                                                 For the 12 Weeks Ended
                                                          September 20, 1997          September 21, 1996

Cash flows from operating activities:
   Cash received from customers                                 $303,687                     $317,825
   Interest received                                                 106                          390
   Sale of distributor notes receivable                                0                       65,954
   Other                                                           1,134                       (1,010)
                                                                --------                     --------
                                                                 304,927                      383,159
                                                                --------                     --------
Cash provided by operating activities:
   Cash paid to suppliers and employees                          316,235                      361,481
   Interest paid                                                   7,889                        7,567
   Income taxes paid                                                 648                        4,365
                                                                --------                     --------
Cash disbursed from operating activities                         324,772                      373,413
                                                                --------                     --------
Net cash flow from operating activities (See Schedule 1)         (19,845)                       9,746
                                                                --------                     --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                     (15,226)                     (15,820)
   Decrease in divestiture receivables                             2,399                          165
   Divestiture of business                                             0                          200
   Other                                                            (918)                      (1,918)
                                                                --------                     --------
Net cash disbursed for investing activities                      (13,745)                     (17,373)
Cash flows from financing activities:
   Dividends paid                                                 (9,672)                      (8,764)
   Purchases of treasury stock                                      (121)                           0
   Increase in short-term notes payable                            4,208                            0
   Increase in long-term notes payable                            20,000                       17,625
   Payments of notes payable                                      (3,914)                      (6,376)
                                                                --------                     --------
Net cash provided by financing activities                         10,501                        2,485
                                                                --------                     --------
Net (decrease) in cash and cash equivalents                     $(23,089)                    $ (5,142)
                                                                ========                     ========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)


                                                                                       For the 12 Weeks Ended
                                                                              September 20, 1997     September 21, 1996

                                 Schedule 1
Schedule reconciling earnings to net cash flow from operating activities:
   Net income                                                                       $ 14,529               $ 19,948
                                                                                    --------               --------
   Noncash expenses, revenues, losses and gains included in income:
      Depreciation and amortization                                                   11,750                 10,045
      Increase in accounts receivable                                                 (1,811)               (11,390)
      Increase in inventories                                                        (24,076)               (31,102)
      Increase in prepaids                                                              (103)                  (437)
      Decrease in accounts payable                                                    (4,450)               (17,440)
      Increase (decrease) in accrued taxes and other liabilities                     (10,527)                16,881
      Net income from investment in unconsolidated affiliate                          (5,157)                   531
      Decrease in deferred distributor notes receivable                                    0                 65,954
      Decrease in deferred distributor income                                              0                (43,244)
                                                                                    --------               --------
                                                                                    $(19,845)              $  9,746
                                                                                    ========               ========

                                 Schedule 2
Schedule of noncash financing activities:
   Stock issued and held in escrow in connection with Restricted Stock Awards       $  5,760               $      0
                                                                                    ========               ========
   Stock received from Richter's escrow                                             $      0               $  2,565
                                                                                    ========               ========
   Note receivable from divestiture of business                                     $      0               $  1,311
                                                                                    ========               ========

(See Accompanying Notes to Consolidated Financial Statements)

                      FLOWERS INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 20, 1997 and June 28, 1997, the results of operations for the twelve weeks ended September 20, 1997 and September 21, 1996 and statement of cash flows for the twelve weeks ended September 20, 1997 and September 21, 1996.

2.   The results of operations for the twelve week periods ended
     September 20, 1997 and September 21, 1996, are not necessarily indicative of the results to be expected for a full year.

3. Net Income Per Common Share - Net income per common share is computed by dividing (a) net income by (b) the average number of common shares outstanding, increased by common equivalent shares (options and Restricted Shares) determined using the treasury stock and if converted methods.

4. The Company's primary raw materials are flour, sugar, shortening and raw fruits and vegetables. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At September 20, 1997, the Company had no material commitments outstanding relating to derivative financial instruments.

     During June 1997, the Company entered into an arrangement that allows for the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At September 20, 1997, no amounts were outstanding under this arrangement.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's working capital increased $14,296,000 to $43,358,000 at the end of the first quarter of fiscal 1998, with cash and cash equivalents decreasing to $7,991,000 from $31,080,000 at June 28, 1997. The working capital increase is primarily due to the seasonal build-up of inventories, particularly in the frozen food area. The decrease in cash and cash equivalents was primarily due to cash expended for capital projects throughout the Company.

At the end of the first quarter of fiscal 1998 the Company had a total of $137,000,000 borrowed under a five-year $300,000,000 syndicated loan facility. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during fiscal 1996. The Company has in place a $75,000,000 short-term Commercial Paper program to finance the build-up of frozen inventory. Borrowings outstanding under this program at September 20, 1997 were $50,119,000.

Dividends paid per share increased 10% to $.11 in the first quarter of fiscal 1998 from $.10 paid in the first quarter of fiscal 1997.


Results of Operations:

Sales for the first quarter of fiscal 1998 were $308,387,000, a decrease of 4% from $322,710,000 for the first quarter of fiscal 1997. This decrease was primarily the result of two factors. First, there was a change in promotional practices to enhance the profitability of the Company's frozen retail dessert business, and this change resulted in a shifting of approximately $12,000,000 of sales to future quarters. Secondly, the divestiture of two operating units by the Company's fresh bakery business contributed approximately $4,000,000 to the sales decrease.

Pre-tax income for the first quarter of fiscal 1998 decreased 53% to $15,364,000 from $32,925,000 in the first quarter of fiscal 1997.
This decrease is the result of $43,244,000 of pre-tax income generated in the first quarter of fiscal 1997 relating to the sale of the Company's distributor notes receivable. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service (IRS) that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset primarily by approximately $19,000,000 of expenses relating to the IRS audit and the write-down of certain idle facilities. Operationally, income for the first quarter of fiscal 1998 was positively impacted by improved raw material costs, particularly flour, the Company's primary raw material. During the first quarter of fiscal 1998, the Company reported an after-tax profit of $5,157,000 as a result of its equity investment in the Keebler Corporation.

                    PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

          Exhibit 3(a) - Amendment to Second Restated Articles of
          Incorporation

          Exhibit 3(b) - Second Restated Articles of Incorporation as amended

          Exhibit 11 - Computation of Earnings Per Common Share.

          Exhibit 27 - Financial Data Schedule.

    (b)   Reports on Form 8-K
          No reports on Form 8-K were filed by the Company for the first quarter ended September 20, 1997 or during the period from the close of the first quarter to the date of this report.

                             EXHIBIT 3(a)

                         ARTICLES OF AMENDMENT
                                TO THE
               SECOND RESTATED ARTICLES OF INCORPORATION
                                  OF
                       FLOWERS INDUSTRIES, INC.


     Pursuant to the provisions of the Georgia Business Corporation Code Section 14-2-1006, the undersigned corporation adopts the following amendment to its Second Restated Articles of Incorporation:
     1. The name of the corporation is Flowers Industries, Inc. (the "Corporation").
     2. The Second Restated Articles of Incorporation of the Corporation are hereby amended by deleting the first paragraph of the Second Article in its entirety and substituting in lieu thereof the following:

          SECOND. The total number of shares of stock which the corporation shall have the authority to issue is Three Hundred Fifty Million Two Hundred Sixty Thousand (350,260,000) shares; of which stock Ten Thousand Four Hundred Sixty-Seven (10,467) shares of the par value of One Hundred Dollars ($100.00) each, amounting in the aggregate to One Million Forty-Six Thousand Seven Hundred Dollars ($1,046,700), shall be preferred stock convertible into common stock; and of which Two Hundred Forty-Nine Thousand Five Hundred Thirty-Three (249,533) shares of the par value of One Hundred Dollars ($100.00) each, amounting in the aggregate to Twenty-Four Million Nine Hundred Fifty-Three Thousand Three Hundred Dollars ($24,953,300), shall be preferred stock which may be made convertible or non-convertible in the discretion of the Board of Directors when such preferred stock is issued; and of which Three Hundred Fifty Million (350,000,000) shares of the par value of Sixty-Two and One-Half Cents ($.625) each, amounting in the aggregate to Two Hundred Eighteen Million Seven Hundred Fifty Thousand Dollars ($218,750,000) shall be common stock. Each share of common stock shall be entitled to one (1) vote.

     3. These Articles of Amendment were adopted by the Board of Directors of the Corporation on August 1, 1997, which action was duly approved by the shareholders of the Corporation in the manner prescribed by Section 14-2-1003 of the Georgia Business Corporation Code on October 17, 1997.

                              FLOWERS INDUSTRIES, INC.

                              By:/s/ Amos R. McMullian
                                 Name:  Amos R. McMullian
                                  Title: Chairman of the Board and
                                        C.E.O.




Attest:


/s/ G.A. Campbell
Name:  G.A. Campbell
Title: Secretary and General Counsel

                           EXHIBIT 3(b)

                     FLOWERS INDUSTRIES, INC.


            SECOND RESTATED ARTICLES OF INCORPORATION
                  (as amended October 28, 1997)


     FIRST.  The name of the corporation is FLOWERS INDUSTRIES, INC.

     SECOND. The total number of shares of stock which the corporation shall have the authority to issue is Three Hundred Fifty Million Two Hundred Sixty Thousand (350,260,000) shares; of which stock Ten Thousand Four Hundred Sixty-Seven (10,467) shares of the par value of One Hundred Dollars ($100.00) each, amounting in the aggregate to One Million Forty-Six Thousand Seven Hundred Dollars ($1,046,700), shall be preferred stock convertible into common stock; and of which Two Hundred Forty-Nine Thousand Five Hundred Thirty-Three (249,533)shares of the par value of One Hundred Dollars ($100.00) each, amounting in the aggregate to Twenty-Four Million Nine Hundred Fifty-Three Thousand Three Hundred Dollars ($24,953,300), shall be preferred stock which may be convertible or non-convertible in the discretion of the Board of Directors when such preferred stock is issued; and of which Three Hundred Fifty Million (350,000,000) shares of the par value of Sixty-Two and One-Half Cents ($.625) each, amounting in the aggregate to Two Hundred Eighteen Million Seven Hundred Fifty Thousand Dollars ($218,750,000) shall be common stock. Each share of common stock shall be entitled to one (1) vote.

     No holder of shares of any class of the stock of the corporation shall have preemptive rights, and the corporation shall have the right to issue and to sell to any person or persons any shares of its stock or any option rights or any securities having conversion or option rights, without first offering such shares, rights or securities to any holders of shares of any class of stock of the corporation.

     Further designations and powers, preferences and rights and qualifications, limitations or restrictions shall be determined by the Board of Directors as follows:

     It is expressly granted to the Board of Directors of the corporation, pursuant to the authority vested in it hereby, in this, the corporation's Second Restated Articles of Incorporation, to issue the above-described preferred stock in classes and in one or more series within each class,which classes or series may receive dividends or no dividends and have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors from time to time. The preferred stock shall have such voting powers, full or limited, or no voting powers, as the Board of Directors may determine. The Board of Directors may determine, in their discretion, whether or not the

Two Hundred Forty-Nine Thousand Five Hundred Thirty-Three (249,533) shares of preferred stock, which is not presently designated as convertible, shall be convertible into common stock or into any other securities of the corporation. The Board of Directors, in resolutions providing for the issuance of said stock, shall have all of the powers authorized by the Georgia Business Corporation Code.

     As to any such resolution or resolutions adopted by the Board of Directors pursuant to the authority hereby expressly vested in it, a statement setting forth a copy of such resolution or resolutions and the number of shares of such class or series shall be filed with the Secretary of State in accordance with the Georgia Business Corporation Code.

     Pursuant to the authority granted hereby, the Board of Directors has created a series of One Hundred Thousand (100,000) shares of preferred stock designated as Series A Junior Participating Preferred Stock and having voting powers, relative, participating, optional and other special rights, preferences and limitations thereof, and the qualifications, limitations or restrictions thereof as follows:

     1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting such series shall be 100,000.

     2.   Dividends and Distributions.

          (i) The holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the payment date of any quarterly dividend for the Common Stock, or if there should be no such payment date, then on the 45th day after the end of each fiscal quarter (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $50 or (b) subject to the provision for adjustment hereinafter set forth, 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock of the Company or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Company shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled

<OAGE>
immediately, prior to such event under clause (b) of the preceding sentence shall be automatically adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (ii) The Company shall declare a dividend or distribution on the Series A Preferred Stock as provided in subparagraph (i) of this paragraph 2 immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $50 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

          (iii) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest.
Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

     3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

          (i) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. In the event the Company shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common
Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be automatically adjusted by multiplying such number by a fraction the numerator of which is the number of shares of

Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (ii) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Company having general voting rights shall vote together as one voting group on all matters submitted to a vote of shareholders of the Company.

          (iii) Except as set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock and any other capital stock of the Company having general voting rights as set forth herein) for taking any corporate action.

     4.   Certain Restrictions.

          (i) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in
Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Company shall not:

               (a) declare or pay dividends on, or make any other distributions on, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

               (b) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

               (c) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Company may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Company ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

               (d) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (ii) The Company shall not permit any subsidiary of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under subsection (i) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

     5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

     6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate amount to be distributed per share to holders of Common Stock, or (b) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Company shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (a) of the preceding sentence shall be automatically adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     7. Consolidation, Merger, etc. In case the Company shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Company shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     8. No Redemption. The shares of Series A Preferred Stock shall not be redeemable.

     9. Rank. The Series A Preferred Stock shall rank junior with respect to payment of dividends and on liquidation to all other series of the Company's preferred stock outstanding on the date hereof and to all such other series that specifically provide that they shall rank senior to the Series A Preferred Stock.

     10. Amendment. The Articles of Incorporation of the Company shall not be amended in any manner that would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single class.

     THIRD. A Director shall not be personally liable to the corporation or its shareholders for monetary damages for breach of duty of care or other duty as a director, except for liability:

               (i) For any appropriation, in violation of his duties, of any business opportunity of the corporation;

               (ii) For acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

               (iii) For the types of liability set forth in Paragraph 14-2-831 of the Georgia Business Corporation Code; or

               (iv) For any transaction from which the director derived an improper personal benefit.

     FOURTH. The Board of Directors shall be divided into three classes, each of which shall be as nearly equal in number as possible. At the annual shareholders' meeting in 1989, one class, consisting of five directors shall be elected for a one-year term, one class, consisting of four directors for a two-year term and one class, consisting of four directors for a three-year term. Commencing with the annual shareholders' meeting in 1990 and at each succeeding annual shareholders' meeting, successors to the class of directors whose term expires at such annual shareholders' meeting shall be elected for a three year term. If the number of directors shall be changed, any such increase or decrease shall be apportioned among the classes so as to maintain the number of directors comprising each class as nearly equal as possible. Directors may be removed by the shareholders only for cause. This Article may not be repealed or amended unless such repeal or amendment is approved by the affirmative vote of holders of at least 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

     FIFTH. Any action required or permitted to be taken at any annual or special meeting of the shareholders of the corporation may be taken without a meeting only if a consent in writing, setting forth the action so taken, shall be signed by the holders of all of the outstanding shares of the corporation entitled to vote on such action. This Article may not be repealed or amended unless such repeal or amendment is approved by the affirmative vote of holders of at least 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

     SIXTH.  The Board of Directors shall consist of not less than ten
(10) or more than sixteen (16) members. The exact number of directors shall be as fixed by resolution of the Board of Directors and may be changed from time to time within the maximum and minimum provided above, by resolution of the Board of Directors. This Article may not be repealed or amended unless such repeal or amendment is approved by the affirmative vote of holders of at least 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

     SEVENTH. Special meetings of the shareholders may be called at any time by the Chairman of the Board, Vice Chairman of the Board, the President or by a majority of the Board of Directors. Special meetings of the shareholders shall be called by the President or the Secretary at the written demand of the holder or holders of not less than 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors. Written demands delivered pursuant to this Article must be signed, dated and delivered to the Secretary, and must describe the purpose or purposes of the special meeting. No action shall be taken, whether by amendment to the Articles or otherwise, to reduce the percentage of shareholders required to join in a shareholder demand for a special meeting as provided in this Article, unless such action is approved by the affirmative vote of the holders of at least 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

     EIGHTH . In addition to the requirements of law, the affirmative vote of the holders of at least 66-2/3% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors (whether or not the holders of such shares are present or represented at any meeting) shall be required for the following transactions:

     (A) Any plan of merger, share exchange or consolidation of the corporation with another corporation, with respect to which a shareholder vote is required by law;

     (B) Any sale, lease, transfer, exchange or other disposition of all or substantially all of the property and assets of the corporation, with respect to which a shareholder vote is required by law;

     (C)  Any dissolution of the corporation;

     (D) Shareholder adoption of any amendment to, repeal of or establishment of, a by-law; or

     (E) Any amendment to, or repeal of, all or any portion of this Article Eighth;

provided, however, that if: (i) the Continuing Directors of the corporation shall, by majority vote of the Continuing Directors then in office, have adopted a resolution approving one of the enumerated matters and have determined to recommend it for approval by the holders of voting stock of the corporation; and (ii) at the time of adoption of such resolution, Continuing Directors shall have comprised at least a majority of the Board of Directors, then the vote required shall be the affirmative vote of the holders of at least a majority of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors. For purposes of this Article Eighth, "Continuing Director" shall mean the then current members of the Board of Directors who were also members of the Board of Directors on December 7, 1987, plus any new directors whose nominations were approved by at least three quarters of the Continuing Directors in office at the time of the election of any such new directors, other than a nomination of an individual whose initial assumption of office is in connection with an actual or threatened solicitation with respect to the "election or removal of the Board of Directors," as such terms are used in Rule 14a-11 of the Securities Exchange Act of 1934, as amended.

     NINTH. All shares of stock previously or hereafter reacquired by the corporation pursuant to the power of the corporation to purchase its own shares of stock conferred generally by-law shall continue to be or become treasury shares of the corporation, and shall remain such unless and until resold or cancelled by action of the Board of Directors.


                                                                                                            Exhibit 11
                                               FLOWERS INDUSTRIES, INC.
                                          COMPUTATION OF NET INCOME PER SHARE

                                           (000's Omitted Except Share Data)



                                                                                       For the 12 Weeks Ended
                                                                            September 20, 1997        September 21, 1996
Net income for net income per common share                                      $   14,529               $   19,948
                                                                                ==========               ==========
Number of shares used in calculation of per common share data:
    Weighted average number of common shares outstanding during the period      88,310,374               87,760,922
    Add (Deduct) - Shares issuable upon exercise of employee stock
                     options based on quarter-end market price                     443,492                  429,381
                   Shares issuable upon award of performance shares and
                     restricted stock award based on quarter-end market price   (1,157,877)              (1,722,644)
                                                                                ----------               ----------
    Weighted average number of shares used in calculation of net income per
       common share                                                             87,595,989               86,467,659
                                                                                ==========               ==========

Net income per common share                                                     $     0.17               $     0.23
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

October 27, 1997
     Date