Form 10-Q
period 1997-12-13
FLOWERS INDUSTRIES INC /GA
filed 1998-01-23
CIK 826227

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D C   20549

(Mark One)
   (Check Mark)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      December 13, 1997


   (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________


Commission file number      1-9787

                        Flowers Industries, Inc.
      (Exact name of registrant as specified in its charter)

          Georgia                           58-0244940
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)     Identification Number)


               1919 Flowers Circle,  Thomasville, Georgia
                (Address of principal executive offices)

                                  31757
                               (Zip Code)

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

Yes _________                No __________


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Title of Each Class          Outstanding at January 16, 1998
Common Stock, $.625
    Par Value                           88,449,837

                 FLOWERS INDUSTRIES, INC.

                           INDEX



                                                 Page Number
PART I. Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet
           December 13, 1997 and June 28, 1997        3

          Consolidated Statement of Income
           Twenty Four Weeks Ended December 13, 1997
           and December 14, 1996                      5

          Consolidated Statement of Income
           Twelve Weeks Ended December 13, 1997
           and December 14, 1996                      6

          Consolidated Statement of Cash Flows
           Twenty Four Weeks Ended December 13, 1997
           and December 14, 1996                      7

          Notes to Consolidated Financial Statements  9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  10


PART II.  Other Information

  Item 4. Submission of Matters to a Vote of
          Security Holders                            12

  Item 5. Other Information                           13

  Item 6. Exhibits and Reports on Form 8-K            13

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                        ASSETS

                                           (000's Omitted Except Share Data)



                                                                   December 13, 1997       June 28, 1997
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 10,178               $ 31,080
                                                                       --------               --------
   Accounts receivable                                                  153,623                113,628
                                                                       --------               --------
   Inventories:
     Raw materials                                                       42,016                 37,979
     Finished goods                                                      42,829                 47,314
     Supplies                                                            21,753                 19,284
                                                                       --------               --------
                                                                        106,598                104,577
                                                                       --------               --------

   Deferred income taxes                                                 15,674                 14,421
                                                                       --------               --------
   Prepaid expenses                                                       8,809                  7,825
                                                                       --------               --------
                                                                        294,882                271,531
                                                                       --------               --------
PROPERTY, PLANT & EQUIPMENT:
   Land                                                                  20,692                 20,692
   Buildings                                                            206,469                206,469
   Machinery and equipment                                              446,404                446,016
   Furniture, fixtures and transportation equipment                      24,774                 24,774
   Construction and capital projects in progress                         62,439                 49,062
                                                                       --------               --------
                                                                        760,778                747,013
   Less:  accumulated depreciation                                     (321,470)              (299,014)
                                                                       --------               --------
                                                                        439,308                447,999
                                                                       --------               --------
OTHER ASSETS AND DEFERRED CHARGES:
   Investment in unconsolidated affiliate                                 91,315                77,071
   Other long-term assets                                                 32,635                33,133
                                                                       ---------              --------
                                                                         123,950               110,204
                                                                       ---------              --------
COST IN EXCESS OF NET TANGIBLE ASSETS:
   Cost in excess of net tangible assets                                  78,118                70,939
   Less:  accumulated amortization                                        (2,922)               (2,486)
                                                                       ---------              --------
                                                                          75,196                68,453
                                                                       ---------              --------
                                                                        $933,336              $898,187
                                                                       =========              ========








(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           (000's Omitted Except Share Data)



                                                                   December 13, 1997       June 28, 1997
CURRENT LIABILITIES:
   Commercial paper                                                    $ 60,957               $ 40,792
   Current portion of long-term debt                                      1,625                  6,625
   Obligations under capital leases                                       2,727                  2,608
   Accounts payable                                                      77,462                 78,451
   Accrued taxes other than income taxes                                  4,453                  6,276
   Income taxes payable                                                   2,168                    220
   Accrued compensation, interest and other liabilities                 104,503                107,497
                                                                       --------               --------
                                                                        253,895                242,469
                                                                       --------               --------

LONG-TERM NOTES PAYABLE                                                 269,174                259,884
                                                                       --------               --------
OBLIGATIONS UNDER CAPITAL LEASES                                          4,024                  2,413
                                                                       --------               --------
INDUSTRIAL REVENUE BONDS                                                 12,950                 12,950
                                                                       --------               --------
DEFERRED INCOME TAXES                                                    41,848                 38,886
                                                                       --------               --------
DEFERRED COMPENSATION                                                     2,265                  1,573
                                                                       --------               --------

COMMON STOCKHOLDER'S EQUITY
   Par value $.625 authorized 350,000,000 shares,
     issued 88,636,089                                                   55,398                 55,398
   Capital in excess of par value                                        44,860                 43,147
   Retained earnings                                                    268,031                260,094
   Less - common stock in treasury, 215,026
     and 457,914 shares, respectively                                    (2,513)                (6,567)
   Less - Restricted Stock Award and Equity
     Incentive Award                                                    (16,596)               (12,060)
                                                                       --------               --------
     Total common stockholders' equity                                  349,180                340,012
                                                                       --------               --------
                                                                       $933,336               $898,187
                                                                       ========               ========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted Except Share Data)


                                                                            For the 24 Weeks Ended
                                                                   December 13, 1997       December 14, 1996
Sales                                                                 $  712,953               $  704,000
Gain on sale of distributor notes receivable                                   0                   43,244
Other income (expense)                                                     3,243                   (1,897)
                                                                      ----------               ----------
                                                                         716,196                  745,347
                                                                      ----------               ----------
Materials, supplies, labor and other manufacturing costs                 374,783                  398,806
Selling, delivery and administrative expenses                            268,258                  261,590
Depreciation and amortization                                             23,602                   20,366
Interest                                                                  10,750                   12,485
                                                                      ----------               ----------
                                                                         677,393                  693,247
                                                                      ----------               ----------
Income before income taxes                                                38,803                   52,100
Federal and state income taxes                                            14,939                   19,694
Net income (loss) from investment in unconsolidated affiliate             12,535                     (195)
                                                                      ----------               ----------
Income before cumulative effect of a change in accounting
  principle                                                               36,399                   32,211
Cumulative effect of a change in accounting principle, net
  of tax benefit of $5,458                                                (8,842)                       0
                                                                      ----------               ----------
Net income                                                            $   27,557               $   32,211
                                                                      ==========               ==========

Income per common share before cumulative effect of a change
  in accounting principle                                             $     0.42               $     0.37
Cumulative effect of a change in accounting principle, net of tax          (0.10)                    0.00
                                                                      ==========               ==========
Net income per common share                                           $     0.32               $     0.37
                                                                      ==========               ==========

Weighted average number of shares outstanding used in
  calculation of net income per common share                          87,686,892               86,723,616

Cash dividends paid per common share                                  $   0.2225               $   0.2017
                                                                      ==========               ==========


(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENT OF INCOME

                                           (000's Omitted Except Share Data)


                                                                            For the 12 Weeks Ended
                                                                   December 13, 1997       December 14, 1996
Sales                                                                 $  404,566               $  381,290
Other income                                                               1,567                    1,856
                                                                      ----------               ----------
                                                                         406,133                  383,146
                                                                      ----------               ----------
Materials, supplies, labor and other manufacturing costs                 209,307                  216,534
Selling, delivery and administrative expenses                            156,093                  132,078
Depreciation and amortization                                             11,852                   10,321
Interest                                                                   5,442                    5,038
                                                                      ----------               ----------
                                                                         382,694                  363,971
                                                                      ----------               ----------
Income before income taxes                                                23,439                   19,175
Federal and state income taxes                                             8,947                    7,248
Net income from investment in unconsolidated affiliate                     7,378                      336
                                                                      ----------               ----------
Income before cumulative effect of a change in accounting
  principle                                                               21,870                   12,263
Cumulative effect of a change in accounting principle, net
  of tax benefit of $5,458                                                (8,842)                       0
                                                                      ----------               ----------
Net income                                                            $   13,028               $   12,263
                                                                      ==========               ==========
Income per common share before cumulative effect of a change
  in accounting principle                                             $     0.25               $     0.14
Cumulative effect of a change in accounting principle, net of tax          (0.10)                    0.00
                                                                      ----------               ----------
Net income per common share                                           $     0.15               $     0.14
                                                                      ==========               ==========
Weighted average number of shares outstanding used in
  calculation of net income per common share                          87,790,409               86,922,033

Cash dividends paid per common share                                  $   0.1125               $   0.1017
                                                                      ==========               ==========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)


                                                                              For the 24 Weeks Ended
                                                                   December 13, 1997       December 14, 1996
Cash flows from operating activities:
Cash received from customers                                           $672,619                 $654,627
Interest received                                                           255                      561
Sale of distributor notes receivable                                          0                   65,954
Other                                                                     2,535                    2,306
                                                                       --------                 --------
Cash provided by operating activities                                   675,409                  723,448
                                                                       --------                 --------
Cash paid to suppliers and employees                                    649,892                  697,211
Interest paid                                                            11,192                   12,933
Income taxes paid                                                         7,533                   23,644
                                                                       --------                 --------
Cash disbursed from operating activities                                668,617                  733,788
Net cash flow provided by (used for) operating
  activities (See Schedule 1)                                             6,792                  (10,340)
                                                                       --------                 --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                            (29,624)                 (37,037)
   Acquisition of businesses                                             (7,931)                       0
   Decrease in divestiture receivables                                    2,399                      577
   Divestiture of business                                                    0                      200
   Other                                                                  1,162                   (2,269)
                                                                       --------                 --------
Net cash disbursed for investing activities                             (33,994)                 (38,529)
                                                                       --------                 --------
Cash flows from financing activities:
   Dividends paid                                                       (19,619)                 (17,725)
   Purchases of treasury stock                                             (266)                    (146)
   Increase in short-term notes payable                                  15,284                   50,409
   Increase in long-term notes payable                                   15,000                    3,625
   Payments of long-term notes payable                                   (4,099)                  (7,361)
                                                                       --------                 --------
Net cash provided by financing activities                                 6,300                   28,802
                                                                       --------                 --------
Net decrease in cash and cash equivalents                              $(20,902)                $(20,067)
                                                                       ========                 ========

(See Accompanying Notes to Consolidated Financial Statements)

                                               FLOWERS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (000's Omitted)


                                                                             For the 24 Weeks Ended
                          Schedule 1                                December 13, 1997     December 14, 1996
Schedule reconciling net income to net cash flow from
operating activities:
   Net income                                                           $ 27,557              $ 32,211
                                                                        --------              --------
   Noncash expenses, revenues, losses and gains included
    in income:
    Depreciation and amortization                                         23,602                20,366
    Deferred income taxes                                                      0                     0
    Cumulative effect of a change in accounting principle                  8,842                     0
   Changes in assets and liabilities, net of acquisitions
    and divestitures:
    Increase in accounts receivable                                      (37,758)              (45,237)
    Increase in inventories                                               (1,580)              (19,740)
    Increase in prepaids                                                    (883)               (1,396)
    Decrease in accounts payable                                          (1,534)              (31,464)
    Increase in accrued taxes and other liabilities                        1,081                12,015
    Equity in net (income) loss of unconsolidated affiliate              (12,535)                  195
    Decrease in distributor notes receivable                                   0                65,954
    Decrease in deferred distributor income                                    0               (43,244)
                                                                        --------              --------
                                                                        $  6,792              $(10,340)
                                                                        ========              ========

                             Schedule 2
Schedule of noncash financing activities:
   Common stock received in connections with the exercise of
    employee stock options                                              $    272              $    501
                                                                        ========              ========
   Stock issued and held in escrow in connection with Restricted
    Stock Awards                                                        $  5,760              $     94
                                                                        ========              ========
   Exercise of Equity Incentive Awards                                  $      0              $  2,365
                                                                        ========              ========
   Stock released from acquisition escrow                               $      0              $  2,565
                                                                        ========              ========
   Note receivable taken in divestiture of business                     $      0              $  1,311
                                                                        ========              ========
   Stock issued for acquisition                                         $      0              $  4,000
                                                                        ========              ========

                        FLOWERS INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 13, 1997 and June 28, 1997, the results of operations for the twelve and twenty-four weeks ended December 13, 1997 and December 14, 1996 and statement of cash flows for the twenty-four weeks ended December 13, 1997 and December 14, 1996.

2. The results of operations for the twelve and twenty-four week periods ended December 13, 1997 and December 14, 1996, are not necessarily indicative of the results to be expected for a full year.

3. Net Income Per Common Share - Net income per common share is computed by dividing (a) net income by (b) the average number of common shares outstanding, increased by common equivalent shares (options and Restricted Shares) determined using the treasury stock and if converted methods.

4. The Company's primary raw materials are flour, sugar, shortening and raw fruits and vegetables. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At December 13, 1997, the Company had no material commitments outstanding relating to derivative financial instruments.

     During June 1997, the Company entered into an arrangement that allows for the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At December 13, 1997, no amounts were outstanding under this arrangement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's working capital increased $11,925,000 to $40,987,000 at the end of the second quarter of fiscal
1998, with cash and cash equivalents decreasing to $10,178,000 from $31,080,000 at June 28, 1997. The working capital increase is due primarily to increased receivables as a result of sales increases relating to the seasonality of sales of Mrs. Smith's pies. The decrease in cash and cash equivalents was primarily due to cash expended for capital projects throughout the Company.

At the end of the second quarter of fiscal 1998, the Company had a total of $132,000,000 borrowed under a five-year $300,000,000 syndicated loan facility. Subsequent to quarter-end, the Company paid $10,000,000 of the balance, thus reducing the amount currently outstanding to $122,000,000. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during fiscal 1996. The Company has in place a $75,000,000 short-term Commercial Paper program to finance frozen inventory. Borrowings outstanding under this program at December 13, 1997 were $60,957,000.

Dividends paid per share increased 11% to $.1125 in the second quarter of fiscal 1998 from $.1017 paid in the second quarter of fiscal 1997.


Results of Operations:

Sales increased 1% to $712,953,000 in the first half of fiscal 1998 as compared to $704,000,000 in the first half of fiscal 1997. Acquisitions consummated subsequent to the second quarter of fiscal 1997 contributed approximately two-thirds of the increase, while a shift in product mix to higher priced items was also a contributing factor in the increase. Sales for the first half of fiscal 1998 were adversely affected by approximately $7,000,000 from the divestitures of two fresh bakery operations during fiscal 1997. Sales increased 6% to $404,566,000 in the second quarter of fiscal 1998 as compared to $381,290,000 in the second quarter of fiscal 1997. Acquisitions consummated subsequent to the second quarter of fiscal 1997 contributed approximately one-fourth of the increase, while a change in promotional practices to enhance the profitability of the Company's frozen retail dessert business contributed approximately $12,000,000 of the increase.

Pre-tax income for the first half of fiscal 1998 decreased 26% to $38,803,000 from $52,100,000 in the first half of fiscal 1997. This decrease is the result of $43,244,000 of pre-tax income generated in the first quarter of fiscal 1997 relating to the sale of the Company's distributor notes receivable. The sale of these notes was necessitated by the Company's decision to settle claims by the Internal Revenue Service (IRS) that the notes constituted current rather than deferred income. The gain generated by the sale of the notes was partially offset primarily by approximately $19,000,000 of expenses relating to the IRS audit and the write-down of certain idle facilities. Operationally, income for the first half of fiscal 1998 was positively impacted by improved raw material costs, particularly flour, the Company's primary raw material, a shift in the Company's product mix to focus on higher margin items and the Company's continuing emphasis on cost controls. These same positive factors resulted in an increase in pre-tax income of 22% to $23,439,000 in the second quarter of fiscal 1998 from $19,175,000 in the second quarter of fiscal
1997.

During the first half and second quarter of fiscal 1998, the Company reported after tax profits of $12,535,000 and $7,378,000, respectively as a result of its equity investment in Keebler Foods Company.

On November 20, 1997, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards
Board, issued EITF 97-13, which requires the cost of business process reengineering activities that are part of an information systems development project be expensed as those costs are incurred. Any unamortized costs that were previously capitalized must be written off as a cumulative adjustment in the quarter that includes November 20, 1997. During the second quarter of fiscal 1998, the Company recorded a cumulative after-tax charge of $8,842,000, or $.10 per share, as a result of its adoption of this pronouncement. These costs were attributable to a state-of-the-art management information system, which is being implemented at the Company's Mrs. Smith's Bakeries locations.

                      PART II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
          Holders

          The Company's Annual Meeting of Shareholders was held October 17, 1997 in Thomasville, Georgia for the following purposes:

          (1) To elect five (5) members to the Board of Directors to serve for three years or until their successor shall be elected and shall have qualified:

                                         For        Withheld
               Franklin L. Burke     74,241,223     884,322
               G. A. Campbell        74,218,989     906,555
               Robert P. Crozer      74,217,395     908,150
               L. S. Flowers         74,176,241     949,303
               Joseph L. Lanier, Jr. 74,238,847     886,698

          (2)  To amend the Second Restated Articles of
               Incorporation to increase the number of
               authorized shares of Common Stock from
               100,000,000 to 350,000,000 shares:

               For                   55,716,308
               Against               19,263,400
               Abstain                  145,835

          (3) To ratify and approve an amendment to the Company's Executive Stock Incentive Plan
               (the "ESIP") providing for an increase in the number of shares authorized to be issued under the ESIP and other related matters:

               For                   46,434,042
               Against               18,828,490
               Abstain                  922,487
               Delivered Non-Voted    8,940,525

          (4) To ratify and approve an amendment to the Company's Annual Executive Bonus Plan (the
               "Bonus Plan") providing for an increase in the maximum performance bonus and other related matters:

               For                   72,697,510
               Against                1,532,697
               Abstain                  895,336

          (5)  To ratify and approve the Company's
               Nonemployee Directors' Equity Plan providing for the granting of stock options to
               Directors:

               For                   64,246,538
               Against                  979,456
               Abstain                  959,023
               Delivered Non-Voted    8,940,527

Item 4.   Submission of Matters to a Vote of Security
          Holders (Cont'd)

          (6)  To consider and act upon a proposal to select
               Price Waterhouse LLP as independent
               accountants for the Company for fiscal year
               1998:

               For                   74,962,261
               Against                   63,973
               Abstain                   99,311

Item 5.   Other Information

     In January 1996, the Company, Artal Luxembourg, S.A. ("Artal") and certain members of management of Keebler Foods Company ("Keebler") formed INFLO Holdings to acquire Keebler. Artal is a Belgian based private investment company. At the time of the Keebler acquisition, additional shares and options to acquire Keebler's common stock (the "Keebler Common Stock") were issued to Keebler's management. In connection with Keebler's acquisition of Sunshine Bakeries, Inc. ("Sunshine"), the former owner of Sunshine, GF Industries, Inc. ("GFI") acquired shares of Keebler common stock and warrants which were later transferred to its parent, Bermore Ltd. ("Bermore").

     Simultaneously with and conditioned upon the closing of an initial public offering of shares of Keebler Common Stock, which is expected to close in early February 1998 (the "Closing"), the Company will purchase 9,581,169 shares of Keebler Common Stock from Artal and 1,616,691 shares of Keebler Common Stock from Bermore. Following the Closing and the purchase of Keebler Common Stock from Artal and Bermore by the Company, it will own approximately 55% of the outstanding Keebler Common Stock (46,197,330). The price per share to be paid to Artal and Bermore by the Company will be equal to 110% of the per share "price to public" to be listed on the cover page of the Keebler Prospectus for the Keebler initial public offering, without giving effect to any underwriters' discounts or commissions (the "IPO Price") plus 5% of the IPO Price (which 5% shall not exceed $13,000,000 in the aggregate).

     The sale of Keebler Common Stock by Artal to the Company will be made pursuant to a stock purchase agreement to be executed prior to the Closing by Artal, Keebler and the Company (the "Artal Stock Purchase Agreement"), and the sale of Common Stock by Bermore to the Company will be made pursuant to a stock purchase and stockholders' agreement to be executed prior to the Closing by Artal, Bermore, Keebler and the Company (the "Bermore Stock Purchase Agreement"). Each of the Stockholders' Agreements dated as of January 26, 1996 among Artal, Keebler and the Company, and the GFI Stockholders' Agreement dated as of June 4, 1996 among Artal, GFI, Keebler and the Company will terminate and be of no further effect upon the Closing (except for certain indemnification and other obligations which by their terms remain in effect after an offering of Keebler Common Stock pursuant to such agrements).

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit 11 - Computation of Earnings Per Common
          Share.  (Pages 14 and 15)

    (b)   Exhibit 27 - Financial Data Schedule.  (Page 16)

    (c)   Reports on Form 8-K
          No reports on Form 8-K were filed by the Company for the second quarter ended December 13, 1997 or during the period from the close of the second quarter to the date of this report.

                                                 Exhibit 11

                                               FLOWERS
INDUSTRIES, INC.
                                          COMPUTATION OF NET
INCOME PER SHARE


                                           (000's Omitted Except
Share Data)





                For the 24 Weeks Ended

     December 13, 1997           December 14, 1996
Income before cumulative effect of a change in accounting
  principles
        $   36,399                   $   32,211
Cumulative effect of a change in accounting principles,
  net of tax benefit of $5,458
            (8,842)                           0

        -----------                   ----------
Net income for net income per common share
        $   27,557                   $   32,211

        ==========                   ==========
Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares outstanding
    during the period
        88,359,277                   87,884,260
  Add - Shares issuable upon exercise of employee stock
    options based on quarter-end market price
           459,908                      441,335
  Shares issuable upon award of restricted shares based on
    quarter-end market price
        (1,132,293)                  (1,601,979)

        ----------                   ----------
  Weighted average number of shares used in calculation
     of net income per common share
        87,686,892                   86,723,616

        ==========                   ==========

Income before cumulative effect of a change in accounting
  principles
        $     0.42                  $      0.37
Cumulative effect of a change in accounting principles,
  net of tax
             (0.10)                        0.00

        ----------                  -----------
Net income per common share
        $     0.32                  $      0.37

        ==========                  ===========

      (See Accompanying Notes to Consolidated Financial
Statements)

Exhibit 11

                                               FLOWERS
INDUSTRIES, INC.
                                          COMPUTATION OF NET
INCOME PER SHARE


                                           (000's Omitted Except
Share Data)





                 For the 12 Weeks Ended

     December 13, 1997           December 14, 1996
Income before cumulative effect of a change in accounting
  principles
        $   21,870                   $   12,263
Cumulative effect of a change in accounting principles, net
  of tax benefit of $5,458
            (8,842)                           0

        ----------                   ----------
Net income for net income per common share
        $   13,028                   $   12,263

        ==========                   ==========

Number of shares used in calculation of per common
  share data:
  Weighted average number of common shares outstanding
     during the period
        88,414,171                   87,948,155
  Add - Shares issuable upon exercise of employee stock
          options based on quarter-end market price
           480,893                      457,531
        Shares issuable upon award of restricted shares based
          on quarter-end market price
        (1,104,655)                  (1,483,653)

        ----------                   ----------

  Weighted average number of shares used in calculation
     of net income per common share
        87,790,409                   86,922,033

        ==========                   ==========

Income before cumulative effect of a change in accounting
  principles
        $     0.25                   $     0.14
Cumulative effect of a change in accounting principles,
  net of tax
             (0.10)                        0.00

        ----------                   ----------
Net income per common share
        $     0.15                   $     0.14

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


                                 FLOWERS INDUSTRIES, INC.





                                 /s/ Amos R. McMullian
                                 By:  Amos R. McMullian
                                      Chairman of the Board




                                /s/ Jimmy M. Woodward
                                By:  Jimmy M. Woodward
                                     Treasurer and Chief
                                     Accounting Officer
January 16, 1998
     Date