Form 10-KT
period 1998-01-03
FLOWERS INDUSTRIES INC /GA
filed 1998-03-27
CIK 826227

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED
                                               OR
      [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM JUNE 29, 1997 TO JANUARY 3,
                  1998

                         COMMISSION FILE NUMBER 1-9787

                            FLOWERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-0244940
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

             1919 FLOWERS CIRCLE
             THOMASVILLE, GEORGIA                                  31757
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (912) 226-9110
          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $.625 PAR VALUE,
TOGETHER WITH PREFERRED SHARE PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on the New York Stock Exchange on March 23, 1998: $2,137,422,400

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             TITLE OF EACH CLASS                       OUTSTANDING AT MARCH 23, 1998
             -------------------                       -----------------------------
        COMMON STOCK, $.625 PAR VALUE                            90,809,227

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998 OF KEEBLER FOODS COMPANY, A DELAWARE CORPORATION.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================

                          FORM 10-K TRANSITION REPORT

                               TABLE OF CONTENTS

                                                                             SEQUENTIAL
                                                                                PAGE
                                                                             ----------
                                        PART I
    ITEM NO.
          1.   Business....................................................       1
          2.   Properties..................................................      12
          3.   Legal Proceedings...........................................      13
          4.   Submission of Matters to a Vote of Security Holders.........      13

                                        PART II
    ITEM NO.
          5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................      13
          6.   Selected Financial Data.....................................      14
          7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................      15
          8.   Financial Statements and Supplementary Data.................      21
          9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................      21

                                       PART III
    ITEM NO.
         10.   Directors and Executive Officers of the Registrant..........      22
         11.   Executive Compensation......................................      25
         12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................      30
         13.   Certain Relationships and Related Transactions..............      32

                                        PART IV
    ITEM NO.
         14.   Exhibits, Financial Statement Schedules, and Report on Form
               8-K.........................................................      32

                                       (i)

               INCORPORATION OF CERTAIN INFORMATION BY REFERENCE

     The registrant incorporates by reference into this Transition Report on Form 10-K for the transition period ended January 3, 1998, certain portions of the Annual Report on Form 10-K of Keebler Foods Company for its fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission on March 20, 1998 (File No. 001-13705) (the "Keebler Form 10-K"), as follows:

                                                    ITEM OF FLOWERS TRANSITION
      ITEM OF KEEBLER ANNUAL REPORT                  REPORT ON FORM 10-K INTO
           ON FORM 10-K BEING                       WHICH INFORMATION IS BEING
        INCORPORATED BY REFERENCE                    INCORPORATED BY REFERENCE
      -----------------------------                 --------------------------
PART I                                       PART I
Item 1.  Business..................          Item 1.  Business
Item 2.  Properties................          Item 2.  Properties

PART II                                      PART II
Item 6.  Selected Financial Data...          Item 6.  Selected Financial Data
Item 7.  Management's Discussion             Item 7.  Management's Discussion
         and Analysis of Financial                    and Analysis of Financial
         Condition and Results of                     Condition and Results of
         Operations................                   Operations

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

     As used herein, unless the context otherwise indicates, (i) "Flowers" means Flowers Industries, Inc., a Georgia corporation and its consolidated subsidiaries, excluding Keebler Foods Company, a Delaware corporation, and its consolidated subsidiaries ("Keebler"); and (ii) the "Company" means Flowers and Keebler, collectively. Unless stated otherwise, figures provided for market share percentages and rank in any market are based on retail sales (measured in dollars) in 1997 as reported by Information Resources, Inc. ("IRI"), which tracks retail sales through scanner data in United States grocery stores with annual revenue greater than $2.0 million. The IRI data excludes sales through other channels in which the Company operates and, therefore, may overstate or understate the Company's share of particular product lines in the baked foods market. See "Business -- Products." In January 1998, the Company changed its fiscal year end from the Saturday nearest June 30 to the Saturday nearest December 31. Unless stated otherwise, all references to (i) "fiscal year 1997" shall mean Flowers' full fiscal year ended June 28, 1997, (ii) "fiscal year 1998" shall mean Flowers' full fiscal year ending January 2, 1999, and (iii) "transition period 1998" shall mean Flowers' 27 week transition period from June 29, 1997 through January 3, 1998.

                                  THE COMPANY

     The Company is the largest nationally branded producer and marketer of a full line of baked foods in the United States, with products which include Flowers Bakeries' fresh breads and rolls, Mrs. Smith's Bakeries' fresh and frozen baked desserts, snacks, breads and rolls, as well as Keebler's cookies and crackers. Since its founding in 1919 in Thomasville, Georgia, the Company has dramatically expanded the diversity and geographic scope of its operations and is now a leader in the market for baked foods throughout the United States.

     The Company's core strategy is to be the country's leading low-cost producer and marketer of a full line of branded fresh and frozen baked products on a national and super-regional basis, serving all possible customers, through all channels of distribution. This strategy is focused on responding to current market trends for the Company's products and changing consumer preferences, which now increasingly favor purchases of ready-made convenience food products as opposed to traditional home-prepared foods. To assist in accomplishing this core strategy, the Company has aggressively invested capital to modernize and expand its plant and equipment capacity and has acquired nationally branded businesses which complement its traditional strengths. It has also continually improved its distribution systems and has established a presence in all distribution channels where baked foods are sold, including restaurants, fast-food chains, food wholesalers, institutions and vending machines, as well as grocery stores.

     In the fresh baked product line (Flowers Bakeries), the Company focuses on the production and marketing of baked foods to customers in the super-regional 19 state area in and surrounding the southeastern United States. In this effort, the Company has devoted significant resources to modernizing production facilities and improving its distribution capabilities, as well as actively marketing well-recognized brands such as Nature's Own and Cobblestone Mill bread. Since 1980, the Company has acquired 24 local bakery operations which are generally within or contiguous to its existing region and which can be served with its extensive direct-to-store sales and distribution system (a "DSD system"). The Company's strategy is to use acquisitions to better serve new and existing customers, principally by increasing the productivity and efficiency of newly acquired plants, establishing reciprocal baking arrangements among its bakeries, and by extending its DSD system. Flowers Bakeries' DSD system utilizes approximately 3,100 independent distributors who own the right to sell the Company's fresh baked products within their respective territories.

     The Company's frozen baked foods operations (Mrs. Smith's Bakeries) began in the mid-1970s with the acquisition of the Stilwell business, with frozen products initially marketed to customers in the southeastern and southwestern United States. In 1989, the Company entered the frozen bread and dough market in the southeastern United States with its acquisition of the bakery operations of Winn-Dixie, Inc. In 1991, the

Company undertook its first significant entry into the national market for frozen baked dessert products with the acquisition of Pies, Inc., a midwest-based producer of premium pies for the restaurant and foodservice markets, and further expanded its national presence by acquiring the Oregon Farms branded frozen carrot cake line. In May 1996, the Company obtained a leading presence in the frozen baked dessert category with the acquisition of the business of Mrs. Smith's Inc., which is the leading national brand of frozen pies sold at retail. In January 1998, the Company launched "Operation 365," a strategy aimed at significantly expanding year-round sales in the frozen dessert baked product category through product line extensions designed to take advantage of nationwide consumer recognition of the Mrs. Smith's brand name. Examples of significant product line extensions that are underway include Mrs. Smith's retail frozen fruit cobblers and Mrs. Smith's "Restaurant Classics" retail frozen pies.

     The Company entered the cookies and crackers marketplace in January 1996 by acquiring for $62.5 million an approximate 45% stake in Keebler, the number two producer and marketer of cookies and crackers in the United States with net sales of approximately $2.1 billion for the fiscal year ended January 3, 1998. In June 1996, Keebler acquired Sunshine Biscuits, Inc. ("Sunshine"), the third largest cookie and cracker producer in the United States. By the end of 1996, Keebler completed its planned integration of Sunshine's operations, achieving efficiencies in administration, purchasing, production, marketing, sales and distribution. Under the control of Flowers and its co-investors, Keebler's results of operations have improved from a net loss of $158.3 million for its fiscal year ended December 30, 1995, to a net income of $57.0 million for its fiscal year ended January 3, 1998. On February 3, 1998, Keebler completed its initial public offering in which Flowers' co-investors sold a portion of their shares to the public. Concurrent with that offering, Flowers purchased an additional 11% of Keebler from its co-investors for approximately $309 million, thereby increasing its ownership to approximately 55% of the total Keebler shares outstanding (the "Keebler Acquisition").

     The Company has a leading presence in each of the major product categories in which it competes. Flowers Bakeries' fresh baked branded bread and roll sales rank first in ten of its 15 major metropolitan markets and second in its remaining five such markets, and its Nature's Own brand is the number one volume brand of wheat/variety bread in the country despite being marketed solely in the super-regional 19 state area in and surrounding the southeastern United States. Mrs. Smith's Bakeries is one of the leading frozen baked dessert producers and marketers in the United States, and its Mrs. Smith's pies are the leading national brand of frozen pies sold at retail. Keebler is the number two producer and marketer of branded cookies and crackers, the number one producer and marketer of private label cookies and the number one producer and marketer of cookies and crackers for the foodservice market. The Company's major branded products include, among others, the following:

    FLOWERS BAKERIES              MRS. SMITH'S BAKERIES                  KEEBLER
  FRESH BAKED PRODUCTS       FRESH AND FROZEN BAKED PRODUCTS       COOKIES AND CRACKERS
  --------------------       -------------------------------       --------------------
Flowers                   Mrs. Smith's                           Keebler Brands:
Nature's Own              Mrs. Smith's Restaurant Classics       - Chips Deluxe
Whitewheat                Mrs. Smith's Special Recipe            - Pecan Sandies
Cobblestone Mill          Mrs. Freshley's                        - Fudge Shoppe
Dandee                    Oregon Farms                           - Town House
Evangeline Maid           European Bakers, Ltd.                  - Club
Betsy Ross                Stilwell                               - Graham Selects
ButterKrust               Our Special Touch                      - Wheatables
BlueBird                  Danish Kitchen                         - Zesta
Licensed Brands:          Pour-A-Quiche                          Cheez-It
- Sunbeam                                                        Carr's
- Roman Meal                                                     Vienna Fingers
- Country Hearth                                                 Hydrox
- Bunny                                                          Sunshine Krispy
- Holsum                                                         Hi-Ho
                                                                 Ready Crust

     The Company is committed to being the low cost producer in all of its operations and has made significant capital investments in recent years to modernize, automate and expand its production and distribution capabilities. Flowers has invested approximately $377 million over the past six years, of which approximately $227 million was used to expand and modernize existing production facilities for Flowers Bakeries, including the addition of twelve new highly-automated production lines in nine facilities. The remaining approximately $150 million was used primarily to build a state-of-the-art distribution facility, and to add 13 highly-automated production lines in nine facilities for Mrs. Smith's Bakeries. Since Flowers' initial investment in Keebler in January 1996, Keebler has invested approximately $78 million to streamline and rationalize its production operations in order to better support its national DSD system.

     In order to provide prompt and responsive service to its consumers, the Company tailors its distribution systems to the marketing and production aspects of its major product lines. Flowers Bakeries distributes its fresh baked foods through an extensive DSD system of approximately 3,100 independent distributors who, as owners of their territories, are motivated to maintain and build shelf space and to monitor product freshness, which is essential in the marketing of short shelf life products such as fresh bread, rolls and buns. These distributors make an aggregate of approximately 70,000 stops per day. Mrs. Smith's Bakeries' frozen foods are distributed through its two strategically-located frozen distribution facilities, as well as through additional commercial frozen warehouse space throughout the United States, in order to accommodate inventory growth in seasonal products and to provide staging to expedite distribution throughout the year. Keebler's cookies and crackers are distributed through a DSD system designed to maximize customer service and Keebler's control over the availability and presentation of products. Keebler's DSD system employees distribute products to approximately 30,000 retail locations, principally supermarkets. Keebler is one of only two cookie and cracker companies that own and operate a national DSD system.

INDUSTRY OVERVIEW

     The United States baked foods industry is comprised of a number of distinct product lines, including fresh baked foods (fresh breads, rolls and buns), refrigerated and frozen baked foods (desserts, snacks, breads and doughs) and cookies and crackers. Changes in consumer preferences have shifted food purchases away from the traditional grocery store aisles for home preparation and consumption, and toward home meal replacement purchases, either in supermarkets' in-store deli/bakeries or in non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels. Non-supermarket channels of distribution are becoming increasingly important throughout the baked foods industry.

  Fresh Baked Foods

     In 1997, retail bread sales in the United States were approximately $5 billion, according to IRI, which tracks retail sales through scanner data in United States grocery stores with annual revenue greater than $2.0 million. In the last decade, retail sales of fresh breads have experienced modest growth, with expansion occurring primarily in a variety of premium and specialty breads.

     In addition to Flowers Bakeries, several large baking and diversified food companies market fresh baked foods in the United States. Competitors in this category include Interstate Bakeries Corporation ("Interstate"), The Earthgrains Company ("Earthgrains"), Bestfoods, formerly CPC International Inc. ("Bestfoods") and Pepperidge Farm Inc. ("Pepperidge Farm"). There are also a number of smaller, regional baking companies. The Company believes that the larger companies enjoy several competitive advantages over smaller operations, due principally to economies of scale in areas such as purchasing, production, advertising, marketing and distribution, as well as through greater brand awareness.

     A significant trend in the fresh baked foods industry over the last several years has been the consolidation of smaller bakeries into larger baking businesses. Consolidation, which has reduced industry capacity, continues to be driven by factors such as capital constraints on smaller bakeries, which limit their ability to avoid technological obsolescence, to increase productivity or to develop new products, generational changes at family-owned businesses, and the need to serve super-regional grocery store chains. The Company believes that the consolidation trend in the fresh baked foods industry will continue to present opportunities for strategic acquisitions that complement its existing businesses and that extend its regional presence.

  Frozen Baked Foods

     The United States frozen and refrigerated baked foods industry, including desserts, breads, rolls and doughs, had 1997 sales of approximately $7 billion, according to estimates compiled for the February 1998 edition of Refrigerated and Frozen Foods, an industry trade publication. While retail sales of frozen baked desserts have declined by approximately 9% since 1992, sales of frozen baked foods to other distribution channels, including restaurants and other foodservice institutions, have grown significantly over the same period, including a cumulative 23% increase in sales of foodservice desserts and a 50% increase in sales at in-store deli/bakeries. Primary competitors in the frozen baked desserts category include The Pillsbury Co. ("Pillsbury"), Sara Lee Bakery ("Sara Lee"), Rich Products Corp. ("Rich Products"), Edwards Baking Co. ("Edwards") and Pepperidge Farm.

  Cookies and Crackers

     The United States cookie and cracker industry had 1997 retail sales of approximately $8.3 billion. Since 1992, consumption per person of cookies and crackers in the United States has remained stable. The cookie and cracker industry is comprised of distinct product segments. Cookie segments include, among others, sandwich cookies, chocolate chip cookies and fudge-covered cookies. Cracker segments include among others, saltine crackers, graham crackers and snack crackers.

     Supermarkets accounted for approximately 78% of 1996 retail sales in the cookie and cracker industry with mass merchandisers, convenience stores, and drug stores accounting for most of the balance. Since 1992, United States annual dollar supermarket sales of cookies and crackers have increased an average of 1.5% per year.

     Keebler and Nabisco, Inc. ("Nabisco") are the two largest national participants in the cookie and cracker industry. Keebler and Nabisco have a combined market share of approximately 58%, with Keebler having approximately 24% and Nabisco having approximately 34%. Other participants in the industry generally operate only in certain regions of the United States or only participate in a limited number of segments of the industry.

BUSINESS STRATEGY

     The Company's strategy is to be the country's leading low-cost producer and marketer of a full-line of branded fresh and frozen baked foods products on a national and super-regional basis serving all possible customers through all channels of distribution. Flowers Bakeries, Mrs. Smith's Bakeries and Keebler each develop separate strategies based on the production, distribution and marketing requirements of its particular baked foods category. The Company employs the following five overall strategies:

     - Strong Brand Recognition. The Company intends to capitalize on the success of its well-recognized brand names, which communicate product consistency and high quality, through extending those brand names to additional products and categories. Among other strategies, the Company will continue to extend the Mrs. Smith's brand to additional frozen baked products, expand the use of the Cheez-It brand name and develop new products under the Keebler brand name. Many of the Company's products, including its Nature's Own bread, Mrs. Smith's retail frozen baked pies and Cheez-It snack crackers, are the top-selling brands in their categories. Flowers Bakeries' fresh baked branded bread and roll sales rank first in ten of its 15 major metropolitan markets and second in its remaining five such markets. Keebler brand cookies rank second overall in the United States, with eight of the 25 best-selling cookies and ten of the 25 best-selling crackers in the United States based on dollar sales.

     - State-of-the-Art Production and Distribution Facilities. The Company intends to maintain a continuing level of capital improvements that will permit it to fulfill its commitment to remain among the most modern and efficient baked foods producers in the United States. Toward this goal, Flowers has invested approximately $377 million in Flowers Bakeries and Mrs. Smith's Bakeries in the six-year period ended June 28, 1997 to build several modern and highly efficient production facilities and a state-of-the-art distribution facility, as well as to automate and modernize its existing facilities. Since Flowers' initial investment in Keebler in January 1996, Keebler has spent approximately $78 million to keep its operations modern and efficient and has lowered its operating costs by closing plants, consolidating production and reducing overhead.

     - Efficient and Customer Service-Oriented Distribution. The Company intends to expand and refine its distribution systems to allow it to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands. In the last decade, the Company has developed distribution systems that are tailored to the nature of each of its three baked food product categories and are designed to provide the highest levels of service to retail and foodservice customers. Flowers Bakeries has developed a DSD network of approximately 3,100 independent distributors for its fresh baked products, who make an aggregate of approximately 70,000 stops per day. Mrs. Smith's Bakeries operates a network of strategically located storage and distribution facilities for its frozen baked products and a centralized distribution facility for its fresh baked snack products. Keebler operates its own national DSD system for its cookie and cracker products, enabling it to provide frequent service to over 30,000 retail customers.

     - Broad Range of Products and Sales Channels. In recognition that consumers are increasingly seeking home meal replacements and other convenience food products, the Company intends to continue to emphasize expansion of its product lines and sales channels to meet those preferences. The Company's product lines now include virtually every category of baked foods, including fresh and frozen bread, buns, rolls, pies, cakes, and other baked snacks and desserts, as well as cookies and crackers. The Company's products generally can be found in all baked food distribution channels, including traditional supermarkets and their in-store deli/bakeries, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines. The Company intends to continue to increase its focus on non-supermarket channels, such as restaurants, mass merchandisers and convenience stores.

     - Strategic Acquisitions. The Company intends to continue to pursue growth through strategic acquisitions and investments that will complement and expand its existing markets, product lines and product categories. The Company has consistently pursued growth in sales, geographic markets and products through strategic acquisitions and has completed over 75 acquisitions in 30 years. Most recently, Flowers continued its regional expansion in fresh baked foods with its January 1998 acquisition of Franklin Baking Company, a regional bakery based in North Carolina. The Company expanded its frozen baked foods product line with the 1996 acquisition of Mrs. Smith's, Inc. and the well-recognized Mrs. Smith's national brand. In February 1998, the Company obtained a controlling interest in Keebler, the second largest cookie and cracker producer and marketer in the United States.

PRODUCTS

     The Company produces baked foods in three product lines: fresh baked foods, frozen baked foods and cookies and crackers.

  Fresh Baked Foods -- Flowers Bakeries

     In 1997, Flowers Bakeries was the leading producer of fresh baked foods in ten of its major markets and second in five of its major markets and was developing its presence in the other markets it has recently entered. The Company's fresh baked foods market includes 19 states in the eastern, southeastern and south central United States.

     The Company markets its fresh soft variety and white breads under numerous brand names, including Flowers, Nature's Own, Whitewheat, Cobblestone Mill, Dandee, Evangeline Maid, Betsy Ross, ButterKrust and Purity, among others. Within licensed geographic territories, the Company also markets fresh bread under the Sunbeam, Roman Meal, Country Hearth, Bunny and Holsum trademarks. Nature's Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed solely in the 19 state super-region in and surrounding the southeastern United States. Rolls and buns are marketed under the Cobblestone Mill, European Bakers, Ltd., Breads International and other brand names. Flowers Bakeries has used its strong brand recognition to expand to new product lines, such as the successful introduction of Cobblestone Mill Breakfast Breads. Fresh baked snack cakes, doughnuts, pastries and other sweet snacks are sold primarily under the BlueBird brand, as well as ButterKrust, Sunbeam, and Holsum.

     In addition to its branded products, Flowers Bakeries also packages baked foods under private labels for such retailers as Winn-Dixie. While private label products carry lower margins than its branded products, Flowers Bakeries is able to use its private label offerings to expand its total shelf space and to effectively maximize capacity utilization.

     The Company also supplies numerous restaurants, institutions and foodservice companies with fresh bread products, including Burger King, Krystal, Arby's, Outback Steakhouse, Olive Garden, Dairy Queen and Chili's. In May 1995, the Company became a preferred supplier to Burger King and currently supplies baked products to approximately 1,700 Burger King restaurants in the Southeast. The Company also sells fresh baked products to wholesale distributors for ultimate sale to a wide variety of food outlets.

  Frozen Baked Foods -- Mrs. Smith's Bakeries

     Mrs. Smith's Bakeries and Sara Lee each have an approximately 25% market share of the frozen baked dessert market, representing the two largest shares of that market. Mrs. Smith's frozen baked pies were the number one retail frozen brand pies in the U.S. for 1997 with an approximate 53% market share, according to IRI. The Company's frozen baked foods are marketed throughout the United States, and, based on consumer surveys commissioned by the Company, Mrs. Smith's enjoys a 94% brand awareness in United States households.

     The Company's frozen pies, cakes, cobblers and other baked desserts are sold under the Mrs. Smith's, Mrs. Smith's Restaurant Classics, Mrs. Smith's Special Recipe, Oregon Farms and Stilwell brand names in the frozen foods sections of supermarkets, as are the Company's frozen pie shells, mixed fruits and quiche fillings. The Company has also introduced a line of frozen baked desserts and cobblers that feature low fat crusts and no-sugar-added fruit fillings. The Company's frozen baked products also include specialty baked and parbaked (partially baked) breads, buns, and rolls marketed under the European Bakers, Ltd. and Our Special Touch brands, which are sold at retail. The Company also co-packs these and other fresh bakery snack food products on behalf of other industry participants who sell these products under their own proprietary brand names.

     The Company produces frozen pies, cakes and desserts as well as bread, rolls and buns for sale to foodservice customers, wholesalers, such as Sysco, and markets fresh and frozen hearth-baked specialty bread, breadsticks and rolls to chain restaurants such as Outback Steakhouse and Olive Garden.

     Traditionally, frozen pie sales are heavily concentrated throughout the year-end holiday season. The Company has recently launched "Operation 365," a strategy aimed at significantly expanding non-seasonal sales in the frozen baked product line by introducing new products under the Mrs. Smith's brand, thereby extending the well-recognized Mrs. Smith's brand name to existing and related products. The Company's newest introduction is Mrs. Smith's Restaurant Classics, which are frozen premium, restaurant-quality cream pies sold at retail.

     Mrs. Smith's Bakeries also produces fresh baked snack products under the Mrs. Freshley's brand, such as donuts, honeybuns, cream horns, pecan spins, jelly rolls and cinnamon buns for sale as single packs in vending machines and in multi-packs marketed through grocery stores and mass merchandisers as center aisle promotions. In addition, Mrs. Smith's Bakeries sells these same products to Flowers, which distributes them under its BlueBird brand. Mrs. Smith's Bakeries produces fresh baked snack foods at some of its production facilities in order to maximize the use of capacity.

  Cookies and Crackers -- Keebler

     Keebler is the second largest cookie and cracker producer in the United States with annual net sales of approximately $2.0 billion and an approximate 24% share of the United States cookie and cracker market. In the United States, Keebler is the number two producer and marketer of branded cookies and crackers, the number one producer of private label cookies and the number one producer of cookies and crackers for the foodservice market. Keebler produces eight of the 25 best-selling cookies and ten of the 25 best-selling crackers in the United States based on dollar sales. Keebler's branded cookie and cracker products include, among others, Chips Deluxe cookies, Pecan Sandies cookies, Fudge Shoppe cookies, Town House crackers, Club crackers, Graham Selects crackers, Wheatables crackers, Zesta crackers, Cheez-It crackers, Cheez-It party mix, Nacho Cheez-It crackers, Carr's biscuits, Vienna Fingers cookies, Hydrox cookies, Sunshine Krispy crackers and Hi-Ho crackers. In addition, Keebler is the number one producer and marketer of retail branded ice cream cones in the United States, and a major producer of retail branded pie crusts. Keebler also produces custom-baked products, such as Nutri-Grain breakfast bars, for other marketers of branded food products, and private label cookies and crackers to be sold by retailers under their own brands.

MANUFACTURING AND DISTRIBUTION

     The Company designs its production facilities and distribution systems to meet the marketing and production demands of its major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows the Company to establish reciprocal baking arrangements among its bakeries, the Company seeks to remain the country's leading low cost producer and marketer of branded fresh and frozen baked products on a national and super-regional basis and to provide the highest quality customer service. In addition to the independent distributor system for its fresh baked products and the DSD system used for Keebler, the Company also uses both owned and public warehouses and distribution centers in central locations for the distribution of certain of its frozen and other shelf stable products.

  Fresh Baked Foods -- Flowers Bakeries

     Flowers owns and operates 27 fresh bread and bun bakeries in 10 states. Flowers has invested approximately $227 million over the past six years, primarily to build new state-of-the-art baking facilities and to significantly upgrade existing facilities. During this period, Flowers has added twelve new highly-automated production lines in nine of its facilities. The Company believes that these investments, undertaken at a time when many competitors were minimizing capital improvements due to leverage or earnings pressure, have made Flowers the most efficient major producer of fresh baked foods in the United States. Flowers believes that its capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. While its major capital improvement program is largely complete, Flowers intends to continue to invest in its plant and equipment to maintain the highest levels of efficiency.

     Distribution of fresh baked foods involves determining appropriate order levels, delivering the product from the plant to the customer, stocking the product on the shelves, visiting the customer one to three times daily to ensure that inventory levels remain adequate, and removing stale goods. In 1986, Flowers Bakeries began converting its bakery sales routes from employees operating company-owned vehicles to a DSD system of exclusive independent distributors. The Company effected this change by selling its sales routes primarily to its sales employees. The Company initially financed these purchases over ten years, which obligations were sold to a financial institution in 1996. Currently, all distributor purchase arrangements are made directly with a financial institution, and, pursuant to an agreement, the Company manages and services these arrangements.

     The distributors lease hand-held computers from the Company, which contain software proprietary to the Company. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system, which management believes is more sophisticated than comparable tracking programs currently used in the industry, is designed to ensure that adequate product, and the right mix of products, are available to meet the retail and foodservice customer's immediate needs. Management believes the system minimizes returns of unsold goods. In addition to the hand-held distributor units, the Company's main computer system permits tracking of sales, product returns and profitability by customer location, plant, day and other bases. Managers receive sales and profitability reports on a weekly basis, allowing prompt operational adjustments when appropriate.

     Management believes that the Company's independent distributor system is unique in the industry as to its size, with approximately 3,100 distributors, and with respect to its super-regional scope. In Flowers Bakeries' DSD System, an aggregate of over 70,000 stops are made each day. The program is designed to provide the Company's retailers with superior service because distributors, highly motivated by route ownership, strive to increase sales by maximizing service. In turn, distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher sales volume.

  Frozen Baked Foods -- Mrs. Smith's Bakeries

     Mrs. Smith's Bakeries operates 13 production facilities with 67 production lines for its pies, cakes, breads, rolls and snack foods. The Company maintains maximum operating efficiency by producing high volume fresh snack products on long runs to complement its branded frozen baked products, sales of which are seasonal in nature. In the past six years, the Company has invested approximately $150 million to upgrade its frozen baked foods production and distribution facilities, primarily by adding 13 highly-automated production lines in nine facilities and to construct its 225,000 square foot highly-automated frozen distribution facility in Suwanee, Georgia. In addition, Mrs. Smith's Bakeries is nearing completion of installation of the SAP/R3 operating system, which the Company believes will provide it with competitive advantages in inventory tracking and distribution. The Company plans to invest approximately $40 million over fiscal 1998 and 1999 in renovations to improve efficiencies at several of its frozen food bakeries.

     Mrs. Smith's Bakeries' distribution facilities are strategically located near its production facilities to simplify distribution logistics and shorten delivery times. The plant in Stilwell, Oklahoma is an efficient facility which serves as a principal point of distribution for the Company's products throughout the central, southwestern and western United States. The state-of-the-art Suwanee distribution facility is located on a major interstate corridor near four of Mrs. Smith's Bakeries' frozen dessert production facilities. This facility opened in 1995 and contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer, and computer-controlled bar-coding and inventorying. The automation of this facility enables Mrs. Smith's Bakeries to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. In addition to cost efficiencies, these features allow the Suwanee facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. This facility's frozen storage capacity will be expanded in 1998 and production capacity is intended to be added on-site to expand Mrs. Smith's Bakeries' production capacity and to enhance operating efficiencies by having contiguous production and frozen storage.

     In addition to Mrs. Smith's Bakeries' two strategically-located freezer and distribution facilities in Suwanee and Stilwell, the Company leases additional freezer and distribution facilities on the West Coast to facilitate distribution of its products nationwide. These owned and leased facilities allow the Company to build and store necessary inventory in seasonal products, and to expedite the national distribution of both its seasonal and non-seasonal products.

     Mrs. Smith's Bakeries distributes its fresh baked snack products from a centralized distribution facility located near Knoxville, Tennessee. Centralized distribution allows the Company to achieve both production and distributing efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses.

  Cookies and Crackers -- Keebler

     Keebler attempts to meet the changing demands of its customers by planning appropriate stock levels and optimal delivery times. To achieve these objectives, Keebler has developed a network of modern and efficient production facilities with contiguous or strategically located shipping centers and distribution warehouses. Keebler owns and operates eleven production facilities located throughout the United States. Keebler also owns and operates a dairy in Fremont, Ohio that produces cheese under a proprietary formula which is used as an ingredient in Cheez-It crackers. Keebler's distribution facilities consist of eleven shipping centers attached to the production facilities, nine separate shipping centers (two owned and seven leased) and 67 distribution centers (twelve owned and 55 leased, 14 of which are idle or subleased) throughout the United States. Keebler also leases 30 warehouses and 17 depots that are located throughout the United States and are utilized by the sales force in the distribution of Keebler's products.

     Keebler directly services approximately 30,000 retail customers through its DSD distribution system, which system employs more than 3,200 persons. Keebler's DSD distribution system distributes its retail branded cookie and cracker products directly to the retail location, where these products are then merchandised by Keebler's own sales force. Members of Keebler's sales force visit retail outlets an average of 2.8 times per week per store, meeting directly with and taking orders from store managers and arranging for extra in-store display space. Keebler's trucks then deliver the orders directly to such retail outlets, where members of Keebler's sales force, rather than store employees, stock and arrange its products on the retailers' shelves and build end-aisle and free standing displays within the stores. While strengthening relationships with retailers, the frequent store presence of Keebler's sales force also allows it to oversee and execute Keebler's in-store promotional programs. In addition, it provides Keebler with the ability to monitor competitors' in-store product promotions.

     Keebler uses its DSD distribution system exclusively to serve supermarkets and mass merchandisers. In the case of club stores and foodservice distributors, Keebler uses a dedicated sales force and ships its products directly to the customers' warehouses. Convenience stores and vending distributors are served using a network of independent distributors.

CUSTOMERS

  Fresh Baked Foods -- Flowers Bakeries

     The Company's fresh baked foods have a highly diversified customer base, which includes grocery retailers, restaurants, fast-food chains, food wholesalers, institutions, and vending companies. Flowers Bakeries also sells returned and surplus product through a system of independently operated thrift outlets.

     The Company also supplies numerous restaurants, institutions and foodservice companies with fresh bread products, including buns for fast-food outlets such as Burger King, Krystal, Arby's, Outback Steakhouse, Olive Garden, Dairy Queen and Chili's. In May 1995, the Company became a preferred supplier to Burger King and currently supplies baked products to approximately 1,700 Burger King restaurants in the Southeast. The Company also sells fresh baked products to wholesale distributors such as Sysco for ultimate sale to a wide variety of food outlets. Winn-Dixie is Flowers Bakeries' largest customer for fresh baked foods.

  Frozen Baked Foods -- Mrs. Smith's Bakeries

     The Company's frozen baked foods are marketed to traditional retail outlets, such as grocery stores, as well as non-traditional outlets, ranging from club stores and mass merchandisers to wholesalers, foodservice distributors and restaurants. Mrs. Smith's Bakeries' branded frozen baked desserts are sold primarily through grocery retailers. Its non-branded frozen baked desserts and specialty breads and rolls are sold to foodservice distributors, such as Sysco, institutions, retail in-store bakeries and restaurants, including Olive Garden and Outback Steakhouse. Its fresh baked snack products under the Mrs. Freshley's brand are sold primarily through vending outlets. Mrs. Smith's Bakeries is in the second year of a long-term exclusive contract with a major food wholesaler to supply non-branded frozen premium pies.

     To fully utilize capacity in its facilities, Mrs. Smith's Bakeries produces fresh baked snack products for its own distribution under the Mrs. Freshley's brand and for Flowers Bakeries, which markets these products under its BlueBird brand. The Company, in certain circumstances, enters into co-packing arrangements with some of its competitors. Through co-packing, the Company produces and packages baked foods for popular brands such as Weight Watchers, Stouffer, Lance, Pepperidge Farm and Little Debbie.

  Cookies and Crackers -- Keebler

     Keebler sells its retail branded cookies and crackers through supermarkets, mass merchandisers, convenience stores, drug stores and club stores to over 30,000 retail customers and manufactures private label products to be sold by retailers under their own brands. In addition, Keebler supplies cookies and crackers and ice cream cones for foodservice markets and produces ice cream cones for various restaurants and ice cream retailers, such as McDonald's and TCBY. Keebler also produces a variety of custom-baked products for other marketers of branded food products, such as Kellogg, Oscar Mayer, Starkist, Kraft, Gerber and McDonald's. No single customer accounted for more than 5% of Keebler's net sales.

COMPETITION

  Fresh Baked Foods -- Flowers Bakeries

     The United States fresh baked foods segment is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries. Primary national competitors include Interstate, Earthgrains, Bestfoods and Pepperidge Farm. Competition is based on product quality, brand loyalty, price effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves, is an increasingly important competitive factor. While the Company experiences price pressure from time to time, primarily as a result of competitors' promotional efforts, the Company believes that its status as the low cost producer and consumer brand loyalty, as well as the Company's diversity within its region in terms of geographic markets, products, and sales channels, limit the effects of such competition. Recent consolidation in the baked foods industry has reduced prior excess capacity and has further enhanced the ability of the larger firms to compete with small regional bakeries. The Company believes that it enjoys significant competitive advantages over smaller regional bakeries due to economies of scale in areas such as purchasing, production, advertising, marketing and distribution, and its lower production costs.

  Frozen Baked Foods -- Mrs. Smith's Bakeries

     According to Refrigerated and Frozen Foods, an industry trade publication, the frozen baked foods industry is led by Pillsbury, Sara Lee, and Mrs. Smith's Bakeries, which together account for approximately 46% of sales volume in the broad category. Other significant competitors in the frozen baked dessert category include Rich Products, Edwards and Pepperidge Farm. According to IRI, Mrs. Smith's Bakeries had a 53% market share, the number one position, for retail branded frozen pies in 1997. Competitors for the Mrs. Freshley's brand products produced by Mrs. Smith's Bakeries include Interstate (Hostess) and McKee (Little Debbie). Mrs. Freshley's is the country's number three fresh pastry brand sold through vending machines.

     Competition for branded frozen baked products depends primarily on brand recognition and loyalty, perceived product quality, effective promotions and, to a lesser extent, price. Based on consumer surveys obtained by the Company, Mrs. Smith's has an approximate 94% brand awareness in United States households. For the nonbranded products manufactured by Mrs. Smith's Bakeries, competition is based upon high-quality products requested by foodservice customers, excellent service and price.

  Cookies and Crackers -- Keebler

     The United States branded cookie and cracker industry is led by Keebler and Nabisco, which together account for approximately 58% of total sales volume. Keebler has an approximate 24% share of the retail cookie and cracker market, while Nabisco, the largest manufacturer in the United States cookie and cracker industry, has an approximate 34% share. The remaining industry participants primarily target certain segments of the industry or focus on certain regions of the United States. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in Keebler's markets takes many forms including establishing favorable brand recognition, developing products sought by consumers, implementing appropriate pricing, providing strong marketing support and obtaining access to retail outlets and sufficient shelf space.

INTELLECTUAL PROPERTY

     The Company owns a number of trademarks and trade names, as well as certain patents and licenses. Flowers Bakeries' principal brand names include Flowers, Nature's Own, Whitewheat, Cobblestone Mill, Dandee, Evangeline Maid, Betsy Ross, ButterKrust, Purity, and BlueBird, among others, and its licensed trademarks include Sunbeam, Roman Meal, Country Hearth, Bunny and Holsum. Mrs. Smith's Bakeries' principal brand names are Mrs. Smith's, Mrs. Smith's Restaurant Classics, Mrs. Smith's Special Recipe, Stilwell, Oregon Farms, European Bakers, Ltd., Our Special Touch, Mrs. Freshley's, Danish Kitchen and Pour-a-Quiche. Keebler's principal trademarks and trade names include Keebler, Ernie the Keebler Elf, the Hollow Tree logo, Cheez-It, Chips Deluxe, Club, Fudge Shoppe, Graham Selects, Hi-Ho, Hydrox, Sunshine Krispy, Munch'ems, Ready Crust, Pecan Sandies, Soft Batch, Sunshine, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. Keebler is the exclusive licensee of the Carr's crackers brand name in the United States. Such trademarks and trade names are considered to be important to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would negatively impact the continuing use of any of its trademarks, trade names, patents or licenses.

RAW MATERIALS

     The Company's primary baking ingredients are flour, sugar, shortening and fruit. The Company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and films and plastics to package its baked foods. In addition, the Company is also dependent upon natural gas and propane as a fuel for firing ovens. On average, baking ingredients constitute approximately 10% to 15%, and packaging represents approximately 1% to 5%, of the wholesale selling price of the Company's baked foods. The Company maintains diversified sources for all of its baking ingredients and packaging products.

     Commodities, such as the Company's baking ingredients, periodically experience price fluctuations and, for that reason, the market for these commodities is continuously monitored. From time to time, the Company enters into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials prices.

REGULATION

     As a producer and marketer of food items, the Company's operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission (the "FTC"), the Environmental Protection Agency, and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

     In addition, advertising of the Company's businesses is subject to regulation by the FTC, and the Company is subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

     The operations of the Company, like those of similar businesses, are subject to various Federal, state, and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, and other regulations intended to protect public health and the environment. The operations and the products of the Company's businesses also are subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of the facilities. The Company believes that it is currently in material compliance with applicable laws and regulations.

EMPLOYEES

     Flowers employs approximately 7,200 persons, approximately 1,000 of whom are covered by collective bargaining agreements. Keebler employs approximately 9,700 persons, of whom approximately 5,300 are covered by collective bargaining agreements. The Company believes that it has good relations with its employees.

EXECUTIVE OFFICES

     The address and telephone number of the principal executive offices of the Company are 1919 Flowers Circle, Thomasville, Georgia 31757, (912) 226-9110.

ITEM 2.  PROPERTIES

     Thirty-seven of the Company's production and distribution facilities are owned, two facilities are leased and three facilities are owned by local industrial development authorities under terms of Industrial Revenue Bond (IRB) financing agreements. The leased properties are leased for terms of ten to fifteen years with certain renewal options. Under the terms of the IRB financing agreements, title to these properties passes to the Company at maturity for little or no consideration. The Company's production plant locations are:

Montgomery, Alabama
Opelika, Alabama
Tuscaloosa, Alabama
Ft. Smith, Arkansas
Pine Bluff, Arkansas
Texarkana, Arkansas
Bradenton, Florida
Jacksonville, Florida
Miami, Florida
Atlanta, Georgia(2)
Chamblee, Georgia
Forest Park, Georgia
Suwanee, Georgia
Thomasville, Georgia
Tucker, Georgia (Leased)
Villa Rica, Georgia (IRB financed)
London, Kentucky
Baton Rouge, Louisiana
Lafayette, Louisiana
New Orleans, Louisiana
Chaska, Minnesota (IRB financed)
Goldsboro, North Carolina
Jamestown, North Carolina
Kinston, North Carolina
Pembroke, North Carolina
Stilwell, Oklahoma
Pottstown, Pennsylvania (Leased)
Fountain Inn, South Carolina
Spartanburg, South Carolina
  (IRB financed)
Andersonville, Tennessee
Crossville, Tennessee
Morristown, Tennessee
El Paso, Texas
Houston, Texas
San Antonio, Texas
Tyler, Texas
Lynchburg, Virginia
Norfolk, Virginia
Bluefield, West Virginia
Charleston, West Virginia
Parkersburg, West Virginia

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the period ended December 13, 1997 is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                             MARKET PRICE                          CASH DIVIDENDS PAID PER
                                         ----------------------------------------------------           COMMON SHARE
                                            TRANSITION                                         -------------------------------
                                           PERIOD 1998         FY 1997           FY 1996
                                         ----------------  ----------------  ----------------  TRANSITION
QUARTER                                   HIGH      LOW     HIGH      LOW     HIGH      LOW    PERIOD 1998   FY 1997   FY 1996
-------                                   ----      ---    -------  -------  -------  -------  -----------   -------   -------
First..................................   20 11/16   16 1/2   13 1/4   10 5/8    9 5/8    8 1/8     .1100     .1000     .0933
Second.................................   21 1/2     16 5/8   15 7/8   12 5/8   10 1/4    8 1/4     .1125     .1017     .0950
Third..................................      --       --      16 1/8   13 1/4   10        8 1/4        --     .1033     .0967
Fourth.................................      --       --      18       15       12        8 1/2        --     .1075     .0983
         Total.........................                                                             .2225     .4125     .3833

                            EQUITY SECURITY HOLDERS

                                                              NUMBER OF SHAREHOLDERS OF
TITLE OF CLASS                                                RECORD AT MARCH 23, 1998
--------------                                                -------------------------
Common Stock, $.625 par value, together with Preferred Share
  Purchase Rights                                                        8,027

     The preceding table presents the high and low market price and cash dividend information for each fiscal quarter as it relates to the Company's common stock, $.625 par value. The Company's common stock is traded on the New York Stock Exchange (NYSE). Cash dividends have been paid on these shares every quarter since December 1971.

     On March 25, 1998, the last reported sale price of the Common Stock on the NYSE was $23 1/8 per share.

     The declaration of dividends is at the discretion of the Board of Directors of the Company. While the Company intends to continue to pay quarterly cash dividends on its Common Stock, the declaration and payment of future dividends and the amount thereof will be dependent upon the Company's financial condition, results of operations, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors. In addition, the existing debt agreements of Keebler contain covenants which limit Keebler's ability to, among other things, pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated historical financial data presented below as of and for the fiscal years 1993, 1994, 1995, 1996 and 1997, and for transition period 1998, have been derived from the consolidated financial statements of Flowers which have been audited by Price Waterhouse LLP, independent accountants. The selected consolidated historical financial data for the 27 weeks ended January 4, 1997 have been derived from the unaudited financial statements of Flowers. The results of operations presented below are not necessarily indicative of results to be expected for any future period. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto incorporated by reference or included elsewhere herein.

                                                                  52 WEEKS ENDED                              27 WEEKS ENDED
                                            ----------------------------------------------------------   ------------------------
                                            JULY 3,    JULY 2,     JULY 1,      JUNE 29,     JUNE 28,    JANUARY 4,    JANUARY 3,
                                              1993       1994        1995         1996         1997         1997          1998
                                            --------   --------   ----------   ----------   ----------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Sales.....................................  $962,132   $989,782   $1,129,203   $1,238,564   $1,437,713    $774,767      $784,097
Other income..............................     4,395      4,690       10,751       12,020       46,784      41,347         2,442
Materials, supplies, labor and other
  production costs........................   493,997    525,731      599,416      674,762      787,799     440,149       418,926
Selling, delivery and administrative
  expenses................................   375,360    383,073      428,833      468,695      537,825     289,152       303,868
Depreciation and amortization.............    33,137     34,110       36,604       40,848       45,970      22,542        26,930
Interest..................................     4,001      4,318        7,086       13,004       25,109      13,936        11,796
Accrual for litigation settlement.........        --         --           --        4,935           --          --            --
Income before income taxes................    60,032     47,240       68,015       48,340       87,794      50,335        25,019
Federal and state income taxes............    20,871     17,744       25,714       18,185       33,191      19,027         9,632
Income (loss) from investment in
  unconsolidated affiliate................        --         --           --          613        7,721        (195)       18,061
Income before cumulative effect of changes
  in accounting principles................    39,161     29,496       42,301       30,768       62,324      31,113        33,448
Cumulative effect of changes in accounting
  principles, net of tax benefit..........        --         --           --           --           --          --        (9,888)
Net income................................    39,161     29,496       42,301       30,768       62,324      31,113        23,560
EARNINGS PER COMMON SHARE -- BASIC:
  Income before cumulative effect of
    changes in accounting principles......  $    .47   $    .35   $      .49   $      .35   $      .71    $    .35      $    .38
  Cumulative effect of changes in
    accounting principles.................        --         --           --           --           --          --          (.11)
  Net income per common share.............       .47        .35          .49          .35          .71         .35           .27
  Weighted average shares outstanding.....    83,222     84,521       86,229       86,933       88,000      87,892        88,368
EARNINGS PER COMMON SHARE -- DILUTED:
  Income before cumulative effect of
    changes in accounting principles......  $    .47   $    .35   $      .49   $      .35   $      .71    $    .35      $    .38
  Cumulative effect of changes in
    accounting principles.................        --         --           --           --           --          --          (.11)
  Net income per common share.............       .47        .35          .49          .35          .71         .35           .27
  Weighted average shares outstanding         83,648     84,784       86,438       87,211       88,401      88,285        88,773
OTHER DATA:
  EBITDA(1)...............................    97,170     85,668      111,705      102,192      158,873      86,813        63,745
  Ratio of earnings to fixed charges(2)...      6.23       5.10         6.08         3.59         3.65        3.50          2.45
  Cash dividends paid per common share....  $   .327   $   .344   $     .362   $     .383   $     .413    $  .2017      $   .223

                                                                                    AS OF
                                             ------------------------------------------------------------------------------------
                                             JULY 3,    JULY 2,     JULY 1,      JUNE 29,     JUNE 28,                 JANUARY 3,
                                               1993       1994        1995         1996         1997                      1998
                                             --------   --------   ----------   ----------   ----------                ----------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets...............................  $490,948   $559,682   $  655,921   $  849,443   $  898,187                 $899,381
Long-term notes payable....................    22,307     77,422       99,251      254,355      259,884                  259,249
Stockholders' equity.......................   280,154    275,731      303,981      305,324      340,012                  348,567

---------------

(1) EBITDA is defined as income before interest, taxes, depreciation and amortization, income from investment in unconsolidated affiliate and cumulative effect of changes in accounting principles. EBITDA is presented because the Company believes it to be a useful indicator of a company's ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).
(2) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and income from investment in unconsolidated affiliate plus fixed charges. Fixed charges consist of interest expense and interest portion of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" included herein and the consolidated financial statements and the related notes thereto of the Company incorporated by reference or included herein. The following information contains forward-looking statements which involve certain risks and uncertainties. See "Forward-Looking Statements."

OVERVIEW

  General

     The Company produces and markets fresh baked breads, rolls and snack foods, frozen baked breads, desserts and snack foods, and cookies and crackers. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The Company manages these factors to achieve a sales mix favoring its higher margin branded products while using high volume products to control costs and maximize use of capacity.

     The principal elements comprising the Company's production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the Company's products are flour, sugar, shortening and fruit. The Company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and plastic to package its products. The prices of these materials are subject to significant volatility. The Company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

     The Company's selling, delivery and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the Company's cost structure, other than production costs, and are principally influenced by changes in sales volume.

     Depreciation and amortization expenses for the Company is comprised of depreciation of property, plant and equipment and amortization of costs in excess of net tangible assets associated with acquisitions. The Company's interest expenses are primarily associated with the Company's Revolving Credit Facility, senior notes outstanding in the aggregate principal amount of $125 million and the Company's commercial paper program. See "-- Liquidity and Capital Resources."

  Matters Affecting Analysis

     The Keebler Acquisition closed on February 3, 1998. Accordingly, the results of operations of Flowers are not consolidated with those of Keebler for the transition period 1998 or for any prior fiscal year. From January 26, 1996, the date of the Company's initial investment in Keebler, through February 3, 1998, the Company accounted for its investment in Keebler using the equity method of accounting. For reporting periods ending after February 3, 1998, the Company will consolidate Keebler for financial reporting purposes.

     As a result of the Company's change in fiscal year end, the Company's quarterly reporting periods for fiscal year 1998 shall be as follows: first quarter ending April 25, 1998, second quarter ending July 18, 1998, third quarter ending October 10, 1998, and fourth quarter and fiscal year ending January 2, 1999 (the Saturday nearest December 31).

     The Company's results of operations, expressed as a percentage of sales, for the 27 week transition period ended January 3, 1998, the corresponding 27 week period ended January 4, 1997, and for the 52 week periods ended June 28, 1997, June 29, 1996 and July 1, 1995 are set forth below:

                                                   52 WEEKS ENDED               27 WEEKS ENDED
                                            -----------------------------   -----------------------
                                            JULY 1,   JUNE 29,   JUNE 28,   JANUARY 4,   JANUARY 3,
                                             1995       1996       1997        1997         1998
                                            -------   --------   --------   ----------   ----------
Sales.....................................  100.00%    100.00%    100.00%     100.00%      100.00%
Other income..............................     .95        .97       3.26        5.34          .31
                                            ------     ------     ------      ------       ------
                                            100.95     100.97     103.26      105.34       100.31
                                            ------     ------     ------      ------       ------
Materials, supplies, labor and other
  production costs........................   53.08      54.48      54.80       56.81        53.43
Selling, delivery and administrative
  expenses................................   37.98      38.24      37.41       37.32        38.75
Depreciation and amortization.............    3.24       3.30       3.20        2.91         3.43
Interest..................................     .63       1.05       1.75        1.80         1.50
                                            ------     ------     ------      ------       ------
Income before income taxes................    6.02       3.90       6.10        6.50         3.20
Federal and state income taxes............    2.28       1.47       2.31        2.46         1.23
Income (loss) from investment in
  unconsolidated affiliate................      --        .05        .54        (.03)        2.30
Income before cumulative effect of changes
  in accounting principles................    3.74       2.48       4.33        4.01         4.27
Cumulative effect of changes in accounting
  principles, net of tax benefit..........      --         --         --          --        (1.26)
                                            ------     ------     ------      ------       ------
Net income................................    3.74%      2.48%      4.33%       4.01%        3.01%
                                            ======     ======     ======      ======       ======

TWENTY-SEVEN WEEKS ENDED JANUARY 3, 1998 COMPARED TO TWENTY-SEVEN WEEKS ENDED JANUARY 4, 1997

     Sales. For the 27 weeks ended January 3, 1998, sales were $784.1 million, or 1% higher than sales for the comparable period in the prior year, which were $774.8 million. Sales from businesses acquired in 1997 contributed most of the increase, and were offset somewhat by lost sales attributable to businesses divested by Flowers Bakeries in 1997. The Company's sales for the current period also were favorably impacted by a change in promotional practices at Mrs. Smith's Bakeries implemented in 1997.

     Other Income. For the 27 weeks ended January 4, 1997, the Company recognized approximately $43 million in income attributable to the gain on the sale of the Company's distributor notes receivable, which occurred in September 1996. The sale of these notes was necessitated by the Company's decision to settle claims by the United States Internal Revenue Service ("IRS") that the notes constituted current rather than deferred income. Other income for the period was offset by approximately $5 million attributable to the write-down of certain idle facilities.

     Materials, Supplies, Labor and Other Production Costs. The Company's production costs for the 27 weeks ended January 3, 1998, were $418.9 million, or 5% lower than its costs of $440.1 million for the prior year's period. The improvement is attributable to decreased ingredient costs, primarily flour, and continued emphasis on cost controls and operating efficiencies.

     Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses were $303.9 million, or 5% higher for the 27 weeks ended January 3, 1998, compared to $289.2 million for the same period in the prior year. For the 27 weeks ended January 3, 1998, the Company experienced higher advertising and promotional expenses to support new product introductions, primarily for Mrs. Smith's Bakeries, than in the prior year, as well as increased logistics expenses at Mrs. Smith's Bakeries to service increased sales volume. In addition, the Company accrued administrative and other expenses associated with the change in its fiscal year.

     Depreciation and Amortization. Depreciation and amortization expense was $26.9 million, or 20% higher for the 27 weeks ended January 3, 1998, than for the comparable period in the prior year, which was

$22.5 million. The increase was due primarily to the effect of depreciation attributable to capital improvements implemented in 1997.

     Interest. Interest expense for the 27 weeks ended January 3, 1998 was $11.8 million, or 15% lower than interest expense of $13.9 million for the same period in 1997, due primarily to interest of $2.5 million paid pursuant to the IRS settlement discussed above during the 27 weeks ended January 4, 1997.

     Income Before Income Taxes. Income before income taxes for the 27 weeks ended January 3, 1998 was $25.0 million. The decrease from the prior year's corresponding period is primarily attributable to the one-time gain in the prior period that was generated by the sale of the Company's distributor notes receivable, discussed above.

     Federal and State Income Taxes. Income taxes for the 27 weeks ended January 3, 1998 were $9.6 million, a decrease from the corresponding period in the prior year, due primarily to the difference in pre-tax income for such periods.

     Net Income from Keebler Investment. In the 27 weeks ended January 3, 1998, the Company recorded net income from its investment in Keebler of $18.1 million, compared to a net loss of $.2 million for the comparable period for the prior year. The increase in net income from Keebler is primarily attributable to sales volume increases associated with certain of Keebler's branded cookie and cracker products, the inclusion of the business of Sunshine following its acquisition in June 1996 by Keebler, improved gross margins and a more efficient fixed cost structure at Keebler.

     Net Income. Net income of $23.6 million for the 27 weeks ended January 3, 1998 was 24% lower than the $31.1 million net income for the comparable prior year's period. In addition to the factors described above, the difference in net earnings was primarily attributable to the effect of one-time charges of $9.9 million for the cumulative effect (net of tax benefit) of changes in accounting principles taken in the more recent period, expenses accrued by the Company for administrative and other costs associated with the change in its fiscal year, as compared to the impact in 1996 of the Company's recognition of the gain on the sale of its distributor notes receivable.

FISCAL YEAR ENDED JUNE 28, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 29, 1996

     Sales. Sales for fiscal year 1997 were $1.438 billion, or 16% higher than sales of $1.239 billion for fiscal year 1996. The increase in sales was primarily attributable to sales from businesses acquired during the fourth quarter of fiscal year 1996 and in fiscal year 1997. The Company also experienced increased sales volume in the Company's existing businesses, primarily in Mrs. Smith's Bakeries.

     Other Income. In fiscal year 1997, the Company recognized a gain of approximately $43.2 million on the sale of the Company's distributor notes, as discussed above.

     Materials, Supplies, Labor and Other Production Costs. The Company's production costs for fiscal year 1997 were $787.8 million, or 17% higher than costs of $674.8 million for fiscal year 1996. The increase in such costs was due primarily to increased sales volume, and was offset by decreased ingredient and packaging costs during the fourth quarter of fiscal 1997.

     Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses increased by 15% to $537.8 million for fiscal year 1997 from $468.7 million for fiscal year 1996. The increase was due primarily to increased sales volume and increased advertising and promotional expenditures, particularly for Mrs. Smith's Bakeries. Selling, delivery and administrative expenses as a percentage of sales remained relatively constant with the prior fiscal year as a result of increased volume and a more efficient cost structure, particularly in selling and distribution at Flowers Bakeries.

     Depreciation and Amortization. Depreciation and amortization expense increased by 13% to $46.0 million for fiscal year 1997 from $40.8 million for fiscal year 1996, due primarily to increased capital spending and the amortization of the Mrs. Smith's trademarks and costs in excess of net tangible assets.

     Interest. Interest expense for fiscal year 1997 increased by 93% to $25.1 million from $13.0 million for fiscal year 1996. The increase was attributable to higher overall borrowings to partially fund fiscal year 1997 capital spending, to finance frozen inventory at Mrs. Smith's Bakeries, and to finance the Company's initial investment in Keebler. Interest expense for fiscal year 1997 also reflects the payment of $2.5 million on the IRS settlement as described above and a higher average interest rate as compared to the prior year.

     Income Before Income Taxes. Fiscal year 1997 income before income taxes increased by 82% to $87.8 million from $48.3 million for fiscal year 1996, due primarily to the gain on the sale of the Company's distributor notes receivable.

     Federal and State Income Taxes. Federal and state income taxes for fiscal year 1997 increased to $33.2 million from $18.2 million for fiscal year 1996 due to increased pre-tax income for fiscal year 1997. The effective income tax rate for the Company was 37.8% in fiscal year 1997 and 37.6% for fiscal year 1996.

     Net Income from Keebler Investment. For fiscal year 1997, the Company reported net income from its investment in Keebler of $7.7 million, as compared to $.6 million for fiscal 1996. The increase was due primarily to the Company's investment in Keebler extending over the full fiscal year 1997, as opposed to fiscal year 1996, when the Company made its initial investment in Keebler in the third fiscal quarter. In addition, Keebler's net income for the time period covered in the Company's fiscal year 1997 increased substantially due to volume increases, the inclusion of the Sunshine business and improved cost controls at Keebler.

     Net Income. For fiscal year 1997, the Company's net income increased by 102% to $62.3 million from $30.8 million for fiscal year 1996. The increase in net income was due primarily to the inclusion of the Company's after-tax income from its investment in Keebler, as well as the gain on the sale of the distributor notes receivable and the other factors described above.

FISCAL YEAR ENDED JUNE 29, 1996 COMPARED TO FISCAL YEAR ENDED JULY 1, 1995

     Sales. Sales for fiscal year 1996 were $1.239 billion, or 10% higher than sales of $1.129 billion for fiscal year 1996. Approximately one-half of the increase in sales was attributable to sales from businesses acquired during fiscal year 1995 and early in fiscal year 1996. The Company also experienced increased sales volume in the Company's existing businesses, as well as increased selling prices and the addition of 160 new DSD routes at Flowers Bakeries.

     Other Income. The Company experienced a decrease of 26% in other income for fiscal year 1996 compared to fiscal year 1995, due to a gain of approximately $12 million on the sale of certain fixed assets in fiscal year 1995.

     Materials, Supplies, Labor and Other Production Costs. The Company's production costs for fiscal year 1996 were $674.8 million, or 13% higher than costs of $599.4 million for fiscal year 1995. The increase in such costs was due primarily to increased ingredient costs, particularly flour, which was at a 21 year high during the year.

     Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses increased by 9% to $468.7 million for fiscal year 1996 from $428.8 million for fiscal year 1995. The increase was due primarily to increased sales volume, as well as start-up costs associated with the addition of 160 new DSD routes at Flowers Bakeries. Additionally, winter weather in the eastern United States negatively impacted sales and distribution costs.

     Depreciation and Amortization. Depreciation and amortization expense increased by 12% to $40.8 million for fiscal year 1996 from $36.6 million for fiscal year 1995, due primarily to increased capital spending.

     Interest. Interest expense for fiscal year 1996 increased by 84% to $13.0 million from $7.1 million for fiscal year 1995. The increase was attributable to higher overall borrowings to finance the Company's initial investment in Keebler.

     Income Before Income Taxes. Fiscal year 1996 income before income taxes decreased by 29% to $48.3 million from $68.0 million for fiscal year 1995, due primarily to the factors described above, as well as the impact of a reserve of $4.9 million recorded to reflect the estimated costs of a final settlement of litigation involving subsidiary operations in Texas. Income was favorably impacted by the recognition of a gain of $4.1 million on the sale of Keebler stock to certain former shareholders of Sunshine in connection with Keebler's acquisition of Sunshine.

     Federal and State Income Taxes. Federal and state income taxes for fiscal year 1996 decreased to $18.2 million from $25.7 million for fiscal year 1995 due to decreased pre-tax income for fiscal year 1996. The effective income tax rate for the Company was 37.6% in fiscal year 1996 and 37.8% for fiscal year 1995.

     Net Income from Keebler Investment. For fiscal year 1996, the Company reported net income from its investment in Keebler of $.6 million. The Company made its initial investment in Keebler in fiscal year 1996.

     Net Income. For fiscal year 1996, the Company's net income decreased by 27% to $30.8 million from $42.3 million for fiscal year 1995 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility.

     During the transition period 1998, the Company's working capital decreased $8.8 million to $20.3 million, with cash and cash equivalents decreasing to $3.9 million from $31.1 million at the end of fiscal year 1997. The working capital decrease and the decrease in cash and cash equivalents in the 27 weeks ended January 3, 1998 were primarily due to cash expended for capital improvements throughout the Company.

     Cash and cash equivalents increased during fiscal year 1997 from $25.0 million to $31.1 million, and working capital decreased during that fiscal year from $48.5 million to $29.1 million. The decrease in working capital is primarily due to the recording of purchase accounting reserves of $35.5 million relating to acquisitions consummated during fiscal years 1996 and 1997. Cash flows from operating activities increased in fiscal year 1997 to $79.5 million from $59.4 million. This increase was the net result of increased profits and decreased working capital.

     During fiscal year 1997 and the 27 weeks ended January 3, 1998, the Company spent approximately $78 million and $33 million, respectively, for capital expenditures to expand production facilities and increase efficiencies in both production and distribution. Since 1992, expenditures have totaled approximately $377 million with an additional $41 million of expenditures attributable to acquisitions during that period. Capital expenditures for fiscal year 1998 are expected to be approximately $40 million for Flowers Bakeries and Mrs. Smith's Bakeries combined and to be approximately $50 million for Keebler. These expenditures are targeted to further improve the efficiency of the Company's production and distribution capabilities.

     At January 3, 1998, the Company had borrowed a total of $122 million under a five year $300 million syndicated loan facility. On January 30, 1998, the Company entered into a revolving credit facility, which, among other changes, amended the loan facility to increase available funds to $500 million (the "Revolving Credit Facility"). In connection with the Keebler Acquisition, the Company borrowed an additional $309 million and the Company separately repaid $10 million, so that amounts outstanding under the Revolving Credit Facility as of March 26, 1998 aggregated $422 million. Also currently outstanding are $125 million of long-term senior notes issued through a private placement completed during fiscal year 1996. The Company has in place a $75 million commercial paper program to finance inventory. Borrowings outstanding under this program at January 3, 1998 were $53.5 million. The Company also has a $50 million ten-year master lease agreement to finance the automated production lines at certain of its facilities. At January 3, 1998, $38.7 million had been used under this agreement. Certain of the Company's credit facilities contain covenants and restrictions on actions by the Company and its subsidiaries, other than Keebler, requirements that the Company comply with a minimum cash flow test, a maximum leverage ratio, a fixed charges coverage ratio and a minimum consolidated net worth test. As of January 3, 1998, the Company was in compliance with respect to all covenants under its credit facilities.

     Cash dividends have grown at a compound annual rate of 6% since 1992, increasing from an annual payout of $.309 in calendar 1992 to $.433 in calendar 1997.

     The Company owns a majority of the outstanding stock of Keebler and, commencing with all reporting periods ending subsequent to February 3, 1998, the Company will consolidate Keebler for financial reporting purposes. The Company is limited in its ability to access the cash flows of Keebler to support the Company's other operations due to the fact that Keebler is not wholly-owned by the Company and due to restrictions on the payment of dividends in Keebler's existing credit facilities.

     The Company believes that cash flow from operations, and funds available under the Company's existing credit facilities, will be sufficient to fund its operating expenses, working capital, capital expenditures and debt service requirements through fiscal year 1998.

     The Company from time to time reviews and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If the Company were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, the Company may supplement availability or revise the terms under its credit facilities or complete public or private offerings of equity or debt securities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year 1998. This new statement revises standards for public companies to report information about segments of their business and also requires disclosure of selected segment information in quarterly financial reports. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact this new statement may have on disclosures in the consolidated financial statements.

     The FASB also issued certain other disclosure-related accounting pronouncements during 1997. While these new statements are effective for future reporting periods, the Company does not anticipate they will have any significant impact on the consolidated financial statements.

SEASONALITY

     The Company's sales, net income and cash flows are affected by the timing of new product introductions, promotional activities, price increases, and a seasonal sales bias toward the second half of the calendar year due to events such as back-to-school, and the Thanksgiving and Christmas holidays. Sales for Mrs. Smith's Bakeries are highly seasonal since, historically, pie sales have been concentrated in the year-end holiday season. In January 1998, the Company commenced a program entitled Operation 365 to promote increased pie consumption during the remainder of the year.

YEAR 2000 CONVERSION

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently analyzing the Year 2000 computer systems issue and has completed the conversion of certain of its computerized operations. There can be no assurance that the Company's software contains or will contain all necessary date code changes. The Company, its customers and its suppliers may be affected by Year 2000 issues. The Company has plans to communicate with significant customers, vendors and other third parties with whom it does significant business to determine their Year 2000 compliance readiness. However, there can be no guarantee that the systems of other entities will be timely converted, or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

     On November 20, 1997, the Emerging Issues Task Force ("EITF"), a subcommittee of FASB, issued EITF 97-13, which requires the cost of business process reengineering activities that are part of an information systems development project, including Year 2000 compliance, be expensed as those costs are incurred. Any unamortized costs that were previously capitalized are required to be written off as a cumulative adjustment in the quarter that included November 20, 1997. During the twenty-seven week period ended January 3, 1998, the Company recorded a cumulative after-tax charge of $8.8 million, or $.10 per share, as a result of its adoption of this pronouncement. These costs were attributable to a state-of-the-art management information system, which is being implemented at Mrs. Smith's Bakeries.

                           FORWARD-LOOKING STATEMENTS

     Certain statements incorporated by reference or made herein under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including in the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, changes in the Company's business strategies and other factors discussed herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the Directors and Executive Officers of the
Company:

NAME                                                                  POSITION
----                                                                  --------
Amos R. McMullian....................................  Chairman of the Board and Chief
                                                         Executive Officer
Robert P. Crozer.....................................  Vice Chairman of the Board
C. Martin Wood III...................................  Senior Vice President, Chief Financial
                                                         Officer and Director
G. Anthony Campbell..................................  Secretary, General Counsel and
                                                       Director
Edward L. Baker......................................  Director
Joe E. Beverly.......................................  Director
Franklin L. Burke....................................  Director
Langdon S. Flowers...................................  Director
Joseph L. Lanier, Jr.................................  Director
J.V. Shields, Jr.....................................  Director
Heeth Varnedoe III...................................  Director
George E. Deese......................................  President and Chief Operating Officer,
                                                         Flowers Bakeries, Inc.
Gary L. Harrison.....................................  President and Chief Operating Officer,
                                                         Mrs. Smith's Bakeries, Inc.
Jimmy M. Woodward....................................  Treasurer and Chief Accounting Officer
Marta Jones Turner...................................  Vice President of Public Affairs

     Amos R. McMullian, age 60, has served as Chairman of the Board of Directors of the Company since January 1985, Chairman of the Executive Committee since January 1984, and Chief Executive Officer of the Company since April 1981. He served as Vice Chairman of the Board of Directors of the Company from 1984 to 1985 and Co-Chairman of the Executive Committee from 1983 to 1984. Mr. McMullian served as President and Chief Operating Officer of the Company from 1976 to 1984. Mr. McMullian has been a Director of the Company since 1975. He joined the Company's predecessor corporation in 1963. Mr. McMullian has served as a director of Keebler since January 1996.

     Robert P. Crozer, age 51, has served as Vice Chairman of the Board of Directors of the Company since 1989. Mr. Crozer served as Vice
President -- Marketing from 1985 to 1989, as President and Chief Operating Officer, Convenience Products Group from 1979 to 1989 and as Corporate Director of Marketing Planning from 1979 to 1985. Mr. Crozer has been a Director of the Company since 1979. He joined the Company in 1973. Mr. Crozer has served as a director of Keebler since January 1996 and has served as Chairman of the Board of Directors of Keebler since February 1998.

     C. Martin Wood III, age 54, has served as Senior Vice President and Chief Financial Officer of the Company since September 1978. Mr. Wood served as Vice President -- Finance of the Company from 1976 to 1978. Mr. Wood has been a Director of the Company since 1975. He joined the Company in 1970. Mr. Wood has served as a director of Keebler since January 1996.

     G. Anthony Campbell, age 45, has served as Secretary and General Counsel of the Company since January 1985. Mr. Campbell served as Assistant General Counsel of the Company from 1983 to 1985. Mr. Campbell has been a Director of the Company since 1991. He joined the Company in 1983. Mr. Campbell has served as a director of Keebler since February 1998.

     Edward L. Baker, age 62, is Chairman of the Board of Florida Rock Industries, Inc. (AMEX), a construction materials company based in Jacksonville, Florida, which produces and markets sand, gravel, crushed stone, concrete blocks and other building materials throughout the Southeast. He is also a Director of American Heritage Life Insurance Company, the principal subsidiary of American Heritage Life Investment

Corporation (NYSE), Regency Realty Corporation (NYSE), and FRP Properties (OTC). He has been a Director of the Company since 1992.

     Joe E. Beverly, age 56, is Chairman of the Board of Commercial Bank in Thomasville, Georgia, a wholly-owned subsidiary of Synovus Financial Corp.
(NYSE) and is the former Vice Chairman of the Board of Synovus Financial Corp. He was President and a Director of Commercial Bank from 1973 to 1989. Mr. Beverly has been a Director of the Company since 1996.

     Franklin L. Burke, age 56, a private investor since 1991, is the former Senior Executive Vice President and Chief Operating Officer of Bank South Corp.
(OTC), Atlanta, Georgia, and the former Chairman and Chief Executive Officer of Bank South, N.A., the principal subsidiary of Bank South Corp. From June 1993 through February 1994, Mr. Burke was employed as an advisor by the J. B. Fuqua Foundation, Inc. He has been a Director of the Company since 1994. Mr. Burke has served as a director of Keebler since February 1998.

     Langdon S. Flowers, age 75, retired as Chairman of the Board of Directors of the Company in 1985. He has been a Director of the Company since 1968. Mr. Flowers also is a Director of American Heritage Life Insurance Company, the principal subsidiary of American Heritage Life Investment Corporation (NYSE).

     Joseph L. Lanier, Jr., age 66, has been Chairman of the Board of Directors and Chief Executive Officer of Dan River Inc. (NYSE), Danville, Virginia, a textile company, since 1989. He is also a Director of Dimon, Inc. (NYSE), SunTrust Banks, Inc. (NYSE), Torchmark Corp. (NYSE) and Waddell & Reed Financial, Inc. (NYSE). Mr. Lanier has been a Director of the Company since 1977.

     J.V. Shields, Jr., age 59, is Managing Director and Chairman of the Board of Directors of Shields & Company, New York, New York, a diversified financial services company and member of the New York Stock Exchange, Inc. Mr. Shields also is the Chairman of the Board of Capital Management Associates, Inc., a registered investment advisor, and the Chairman of the Board of Trustees of The 59 Wall Street Trust, the Brown Brothers Harriman mutual funds group. He has been a Director of the Company since 1989.

     Heeth Varnedoe III, age 60, who joined the Company's predecessor corporation in 1960, retired from the office of President and Chief Operating Officer on June 28, 1997. Mr. Varnedoe is currently employed as a consultant by the Company and serves on the Company's Board of Directors, to which he was first elected in 1980. Mr. Varnedoe also is a Director of Integrity Music, Inc.
(OTC).

     George E. Deese, age 51, has served as President and Chief Operating Officer of Flowers Bakeries, Inc. since January 1997. Prior to that time, Mr. Deese served as President and Chief Operating Officer of the Baked Products Group of the Company from 1983 to January 1997. He served as Regional Vice President of the Baked Products Group from 1981 to 1983. Mr. Deese was President of Atlanta Baking Company from 1980 to 1981. He joined the Company in 1964.

     Gary L. Harrison, age 60, has served as President and Chief Operating Officer of Mrs. Smith's Bakeries, Inc., since January 1997. Prior to that time, Mr. Harrison served as President and Chief Operating Officer of the Specialty Foods Group of the Company from 1989 to January 1997, served as Executive Vice President of the Baked Products Group from 1987 to 1989, served as Regional Vice President of the Baked Products Group from 1977 to 1987, and served as President of Flowers Baking Company of Thomasville from 1976 to 1977. He joined the Company in 1954.

     Jimmy M. Woodward, age 37, has served as Treasurer and Chief Accounting Officer of the Company since October 1997. Mr. Woodward served as Assistant Treasurer of the Company for more than five years prior to that time. Mr. Woodward has served as a director of Keebler since February 1998.

     Marta Jones Turner, age 44, has served as Vice President of Public Affairs of the Company since September 1997. She served as the Director of Public Affairs of the Company for more than five years prior to that time.

     Heeth Varnedoe III is a nephew of Langdon S. Flowers. Robert P. Crozer, J.V. Shields, Jr. and C. Martin Wood III are brothers-in-law, and their spouses are nieces of Langdon S. Flowers.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established certain standing committees, which include the Audit, Nominating, and Compensation Committees.

     The Board of Directors met three times during the twenty-seven week transition period ended January 3, 1998. Its Audit Committee met once, and its Nominating Committee and Compensation Committee did not meet. Each incumbent Director attended at least 75 percent of the aggregate number of meetings of the Board of Directors and all committees on which he served during his respective period of service.

     The members of the Audit Committee are Edward L. Baker, Chairman, Joe E. Beverly and Franklin L. Burke; and the functions of the Audit Committee are: (a) recommending to the Board of Directors and shareholders the engagement or discharge of independent auditors; (b) reviewing investigations into matters relating to audit functions; (c) reviewing with independent auditors the plan for and results of the audit engagement; (d) reviewing the scope and results of internal auditing procedures; (e) reviewing the independence of the auditors;
(f) considering the range of audit and non-audit fees; (g) reviewing the adequacy of the Company's system of internal accounting controls; and (h) reviewing related party transactions.

     The members of the Nominating Committee are Robert P. Crozer, Chairman, Edward L. Baker, Joseph L. Lanier, Jr. and Amos R. McMullian; and the functions of the Nominating Committee are: (a) selecting, or recommending to the Board of Directors nominees for election as Directors; and (b) considering the performance of incumbent Directors in determining whether to nominate them for reelection. The Nominating Committee will consider nominations for the next annual meeting which are submitted by shareholders in writing to the Committee at the Company's principal office by May 15, 1998.

     The members of the Compensation Committee are Joseph L. Lanier, Jr., Chairman, Edward L. Baker and Franklin L. Burke. The functions of the Compensation Committee are: (a) approving, or recommending to the Board of Directors approval of, compensation plans for officers and Directors; (b) approving, or recommending to the Board of Directors approval of, remuneration arrangements for Directors and senior management; and (c) granting benefits under compensation plans.

DIRECTORS' FEES

     Each nonemployee member of the Board of Directors receives payments pursuant to a standard arrangement. For the twenty-seven week transition period ended January 3, 1998, such Directors received: (i) $1,000 for each meeting of the Board or committee of the Board attended, with each chairman of a Board committee receiving an additional $200 per committee meeting; (ii) reimbursement for travel expenses; and (iii) $1,800 per month. In lieu of the $1,800 per month, nonemployee members of the Board of Directors may elect under the Nonemployee Directors' Equity Plan to invest all or a portion of the $1,800 per month in options to purchase the Company's common stock. The value of such options is determined by the Black-Scholes option pricing model. During the transition period 1998 certain nonemployee directors elected to receive said options under the plan.

     During the twenty-seven week transition period ended January 3, 1998, W. H. Flowers, Chairman Emeritus of the Board of Directors of the Company, and L. S. Flowers, a Director of the Company and a retired Chairman of the Board, received payments totaling $93,426 and $30,901, respectively, for consulting services provided to the Company pursuant to written contracts between the Company and each individual. The contracts provide that during their term each of Messrs. Flowers will not compete, directly or indirectly, with the Company.

     Heeth Varnedoe III, who retired as President and Chief Operating Officer on June 28, 1997, is currently employed as a consultant with the Company pursuant to a consulting agreement dated the date of his retirement. Pursuant to that agreement, Mr. Varnedoe will be paid compensation at the annual rate of $389,235 through February 7, 1998, and $194,618 through February 10, 1999. The consulting agreement also provides for Mr. Varnedoe's continued participation in the Company's employee benefit plans through

February 10, 1999. The agreement provides that, thereafter, in consideration of a payment of $45,000 per year, Mr. Varnedoe will not compete, directly, or indirectly, with the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides summary information concerning compensation of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                         ----------------------------------   -----------------------------------------------
                                                                              RESTRICTED             LONG TERM       ALL
                                                                  OTHER         STOCK      OPTION    INCENTIVE      OTHER
NAME AND                       FISCAL     SALARY     BONUS     COMPENSATION     AWARDS     AWARDS     PAYOUTS    COMPENSATION
PRINCIPAL POSITION              YEAR        $          $            $             $           #          $            $
------------------             ------    --------   --------   ------------   ----------   -------   ---------   ------------
Amos R. McMullian............   1998(1)   313,096    187,858         0          498,593          0       0             0
  Chairman of the Board and     1997      505,680    505,680         0                0          0       0             0
  Chief Executive Officer       1996      481,600          0         0          410,737    225,000       0             0
                                1995      436,800    299,295         0                0          0       0             0
Robert P. Crozer.............   1998(1)   211,327    105,663         0          190,698          0       0             0
  Vice Chairman of the Board    1997      389,235    311,388         0                0          0       0             0
                                1996      370,700          0         0          277,239    135,000       0             0
                                1995      324,480    177,867         0                0          0       0             0
George E. Deese..............   1998(1)   162,623     73,180         0          131,215          0       0             0
  President and Chief           1997      268,695    188,087         0                0          0       0             0
  Operating Officer             1996      255,900          0         0          187,297     90,000       0             0
  Flowers Bakeries, Inc.        1995      235,900    113,147         0                0          0       0             0
Gary L. Harrison.............   1998(1)   162,623     73,180         0          131,215          0       0             0
  President and Chief           1997      268,695    263,087         0                0          0       0             0
  Operating Officer             1996      255,900          0         0          187,297     90,000       0             0
  Mrs. Smith's Bakeries, Inc.   1995      235,900    188,147         0                0          0       0             0
C. Martin Wood III...........   1998(1)   125,135     50,054         0           85,024          0       0             0
  Senior Vice President and     1997      210,000    147,000         0                0          0       0             0
  Chief Financial Officer       1996      200,000          0         0          164,281     56,250       0             0
                                1995      187,715     90,036         0                0          0       0             0

---------------

(1) Represents the twenty-seven week transition period ended January 3, 1998.

     The individuals set forth in the table above held the following Equity Incentive Award and June 1997 Restricted Stock Award shares granted under the 1989 Executive Stock Incentive Plan, subject to the restrictions of each grant, and valued at the January 2, 1998 closing market price ($20.4375), less the price required to be paid by the individual at the time the restrictions lapse:
Messrs. McMullian 110,554 shares, $1,487,102; Crozer 76,034 shares, $1,086,081;
Wood 41,857 shares, $606,193; Deese 51,639 shares, $736,911; Harrison 51,639 shares, $736,911. The shares earn the common stock dividend.

     The following table provides information on option exercises during the twenty-seven week transition period ended January 3, 1998, by the named executive officer and the value, at the January 2, 1998 closing price ($20.4375), of unexercised options.

       AGGREGATE OPTION EXERCISES IN THE TRANSITION PERIOD AND PERIOD END
                                 OPTION VALUES

                                                                                     VALUE OF
                                                                    NUMBER OF       UNEXERCISED
                                                                   UNEXERCISED     IN-THE-MONEY
                                                                   OPTIONS AT       OPTIONS AT
                                                                   PERIOD END       PERIOD END
                                                                  -------------   ---------------
                                     SHARES ACQUIRED    VALUE     EXERCISABLE/     EXERCISABLE/
NAME                                   ON EXERCISE     REALIZED   UNEXERCISABLE    UNEXERCISABLE
----                                 ---------------   --------   -------------   ---------------
Amos R. McMullian..................         0             $0      225,000/NONE    $2,699,438/NONE
Robert P. Crozer...................         0              0      269,294/NONE    $3,600,479/NONE
George E. Deese....................         0              0       90,000/NONE    $1,079,775/NONE
Gary L. Harrison...................         0              0      145,544/NONE    $1,884,264/NONE
C. Martin Wood III.................         0              0       56,250/NONE    $  674,859/NONE

SEVERANCE POLICY

     The Company's Severance Policy (the "Policy") would pay one year's compensation to any employee who is actually or constructively terminated, other than for good cause, following a Change in Control, as defined in the Company's ESIP. The Policy reduces the amount payable to any individual who would be subject to the "golden parachute" excise tax imposed by the Internal Revenue Code of 1986, as amended, if, and only to the extent that, the net amount after taxes received by the individual would be greater than if there had been no reduction.

SEPARATION AGREEMENTS

     The Company has authorized separation agreements with all executive officers and certain other key employees. These agreements serve as memoranda of the Change in Control provisions which have been authorized by the Company in its compensation plans, and provide additional benefits, including relocation benefits and certain welfare benefits in the event of termination of employment following a Change in Control, except that these benefits are to be reduced to the extent benefits are received under the Severance Policy described above. The Compensation Committee may select, in its sole discretion, any additional executives to be offered such separation agreements.

RETIREMENT PLAN

     The Flowers Industries, Inc. Retirement Plan No. 1 (the "Retirement Plan") provides a pension upon retirement on or after age 65 to employees of the Company and its adopting subsidiaries. The pension is the sum of annual credits earned during employment. Currently, each annual credit is 1.35 percent of the first $10,000 of W-2 earnings, subject to certain exclusions, for each year of service and 2 percent of W-2 earnings, subject to certain exclusions, in excess of $10,000 each year for each year of service. The table below includes the estimated amounts which would be payable to the persons indicated upon their retirement at age 65 under the provisions of the Retirement Plan as supplemented by the Company's Supplemental Executive Retirement Plan described immediately below and assuming that payment is made in the form of a 50% joint and survivor annuity.

                       DISCLOSURE FOR CERTAIN INDIVIDUALS

                                                               CREDITED    PROJECTED
                                                                YEARS       ANNUAL
                                                              OF SERVICE    BENEFIT
                                                              ----------   ---------
Amos R. McMullian...........................................      34       $284,883
Robert P. Crozer............................................      24       $242,924
George E. Deese.............................................      33       $162,252
Gary L. Harrison............................................      41       $124,428
C. Martin Wood III..........................................      27       $135,185

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company's 1990 Supplemental Executive Retirement Plan provides a supplemental retirement income benefit for any executive who is a participant in the Retirement Plan, if his Retirement Plan benefit is subject to certain restrictions which apply to tax-qualified plans. The supplemental benefit is equal to the excess of (i) the benefit he would have received according to the Retirement Plan formula had he not been subject to limitations on maximum benefits or pensionable compensation which may be provided by tax-qualified plans over (ii) the amount he will receive from the Retirement Plan as so limited. The 1990 Supplemental Executive Retirement Plan is not tax-qualified. The purpose of the Plan is to ensure that each participating executive's total retirement income benefits will equal the amounts that would have been payable to him under the Retirement Plan absent said limitations. Payments pursuant to this Plan will be calculated in the form of a life only annuity, and the actuarial equivalent thereof will be paid in the form which the participating executive has elected for purposes of the Retirement Plan. Payments will be made from the Company's general assets. Payments will be made at the same time as the participant's distributions from the Retirement Plan, except in the event of a Change in Control, in which event the actuarial equivalent of anticipated payments will be paid immediately in a lump sum. Accruals under this Plan during the twenty-seven week period ended January 3, 1998 amounted to $321,296 and no distributions were made from the Plan during the twenty-seven week transition period ended January 3, 1998.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The executive compensation program of the Company is administered by the Compensation Committee of the Board of Directors (the "Committee"), which is comprised of three nonemployee Directors. The Committee periodically evaluates the executive compensation program to assure that it is reasonable, equitable and competitive. The Committee considers the recommendations of outside, independent compensation specialists in evaluating compensation levels, plan design, and administration.

  Compensation Philosophy

     The Committee administers each aspect of the executive compensation program in a manner that emphasizes the Company's primary long-term goals, which are the creation of consistent earnings growth and the enhancement of shareholder value in the Company's Common Stock. The Committee considers these goals to be attainable by maintaining continuity within an experienced, professional and technically proficient executive group. The compensation program is therefore designed (a) to be competitive with other similarly situated companies, (b) to be equitable by offering a reasonable level of base compensation and (c) to align the interests of the executives with those of the shareholders. The primary compensation arrangements, tailored to fulfill this philosophy and utilized by the Committee in various combinations, are as follows:

  Base Salary

     Each year, the Committee reviews the contribution made to the Company's performance by each senior executive and approves the executive's base salary. The base salary represents the Company's ongoing compensation commitment and forms the foundation for the executive compensation program. The Committee ensures that a competitive base salary is maintained for each executive by periodically reviewing the results of independent national survey data for comparable positions in companies with a dollar sales volume similar to Flowers.

  Bonus Plan

     The Company's Bonus Plan provides for an annual incentive bonus, which is expressed as a percentage of base salary, varying by position with the Company. A bonus is awarded upon the Company's attainment of a specified earnings per share goal. In addition, the Bonus Plan is designed to provide the executive an increased award, limited to an amount determined as twice the bonus percentage established for the executive's position multiplied by the executive's base salary, if actual earnings per share significantly exceed the goal. Correspondingly, the Bonus Plan is designed to provide the executive a lesser award if actual earnings per share fall below the goal, and no award if actual earnings per share fall below eighty percent of the goal. This mechanism provides motivation for the executive to continue to strive for improved earnings per share in any given year, regardless of the fact that the goal may, or may not, be obtained.

  Stock Incentive Plans

     In keeping with the Committee's philosophy that the element of stockholder risk is an essential compensation tool, stock based incentives comprise the largest portion of the compensation program for the persons listed in the Summary Compensation Table. The Committee believes that continuation of stock based incentives is fundamental to the enhancement of shareholder value.

     In years prior to fiscal 1993, the Committee granted stock options under the Company's 1982 Incentive Stock Option Plan (the "1982 Plan"). The 1982 Plan expired on October 15, 1992, and therefore no additional grants will be made under the 1982 Plan, although the individuals in the executive group have available currently exercisable options with expiration dates up to the year 2001.

     The 1989 Executive Stock Incentive Plan (the "ESIP") is the Company's ongoing intermediate and long-term incentive plan. The ESIP provides the Committee an opportunity to make a variety of stock based awards while selecting the form that is the most appropriate for the Company and the executive group. The three types described below contain elements which focus the executive's attention on one of the Company's primary goals, the enhancement of stockholder value.

     NON-QUALIFIED STOCK OPTIONS: During fiscal 1996, the Committee granted non-qualified stock options under the ESIP (the "1996 Options"). The 1996 Options are exercisable at any time, commencing on the first anniversary of the grant date, until the year 2005. The executives are required to pay the market value of the shares, determined as of the grant date, which was $8.44 (the "Option Price"). The executives have no rights as shareholders with respect to the common shares subject to the 1996 Options until payment of the Option Price. The 1996 Options are subject to forfeiture in the event of termination of employment, other than for retirement, disability, death, termination without cause, or termination for any reason which the Committee determines should not result in forfeiture.

     EQUITY INCENTIVE AWARDS: During fiscal 1992, the Committee granted an award under the ESIP referred to as the Equity Incentive Award (the "1992 Award"). The executives were required to pay one half of the market value of the shares, determined as of the award date, no later than the termination of the last restrictions on the 1992 Award. The restrictions on the shares under the 1992 Award terminated ratably over the five-year period ended November 15, 1996. The unvested shares were subject to forfeiture in the event of termination of employment, other than for retirement, disability, death, termination without cause, or termination for any reason that the Committee determined should not result in forfeiture, prior to November 15, 1996. The executives were entitled to vote the shares and receive the Common Stock dividend during the period in which the shares were subject to forfeiture. These shares fully vested in fiscal 1997 and all shares were purchased by the executives.

     Consistent with the Committee's philosophy of aligning executive compensation with the shareholders' market appreciation goal, the 1992 Award provided that in the event the per share market value of the Common Stock reached or exceeded targeted per share market values of $8.00 and $10.22 prior to the expiration of the 1992 Award on November 15, 1996, the recipient would receive additional shares. During fiscal 1993, the Common Stock targeted market value of $8.00 per share was attained and additional shares equal to one-half of the 1992 Award were granted, subject to the same terms and conditions as the 1992 Award but with a three year ratable period during which the restrictions lapsed and at a purchase price of $4.00 per share. These additional shares fully vested in fiscal 1996 and all shares were purchased by executives. During fiscal 1996, the Common Stock targeted market value of $10.22 per share was attained and additional shares equal to one-half of the 1992 Award were granted, subject to the same terms and conditions as the 1992 Award but with a three year ratable period during which the restrictions will lapse and at a purchase price of $5.11 per share.

     RESTRICTED STOCK AWARDS: During the twenty-seven weeks ended January 3, 1998, the Committee granted an award under the ESIP referred to as the June 1997 Restricted Stock Award (the "June 1997 Award"). The executives are required to pay one half of the market value of the shares, determined as of the grant date. The restrictions on the shares under the June 1997 Award lapse on June 15, 2001. The unvested shares are subject to forfeiture in the event of termination of employment, other than for retirement, disability, death, termination without cause, or termination for any reason that the Committee determines should not result in forfeiture, prior to June 15, 2001. The executives are entitled to vote the shares and receive the Common Stock dividend during the period in which the shares are subject to forfeiture.

  Compensation of Chief Executive Officer

     For the twenty-seven week transition period ended January 3, 1998, Mr. McMullian received a base salary of $313,096, which amount was determined by the Committee to be appropriate in consideration of the Company's performance, Mr. McMullian's leadership and contribution to the Company's performance and market conditions. Mr. McMullian was awarded a bonus of $187,858 for the twenty-seven week transition period ended January 3, 1998.

     During the twenty-seven week transition period ended January 3, 1998, Mr. McMullian was granted the right to purchase 56,982 shares of the Company's common stock under the terms of the June 1997 Award.

  Deductibility of Compensation Expenses

     The Company is not allowed a federal income tax deduction for compensation paid to certain executive officers in excess of $1 million, except to the extent such compensation constitutes "performance based compensation" as defined by the Internal Revenue Code. The Committee believes that the provisions of the Bonus Plan and the additional grant feature of Restricted Stock Awards made under the ESIP will result in performance based compensation and the Company will not lose any federal income tax deduction for compensation paid under these compensation programs. The Committee will consider this deduction limitation during future deliberations and will continue to act in the best interests of the Company.

  Summary

     The Committee believes the base salary and the Bonus Plan provide an efficient and effective mechanism to reward the executive group for the daily leadership required to maximize the Company's current performance. Additionally, the stock-based awards granted under the ESIP serve to align the long term interests of the executives with those of the shareholders generally so that decisions are made as owners of the Company.

                                          The Compensation Committee
                                          of the Board of Directors

                                          Joseph L. Lanier, Jr., Chairman
                                          Edward L. Baker
                                          Franklin L. Burke

                           TOTAL SHAREHOLDER RETURNS

        MEASUREMENT PERIOD          FLOWERS INDUSTRIES,
      (FISCAL YEAR COVERED)                INC.            S&P FOODS-500      S&P 500 INDEX
JUN92                                              100                 100                100
JUN93                                            97.42               99.74             113.63
JUN94                                           112.31               99.87             115.23
JUN95                                           125.65              129.05             145.27
JUN96                                           162.69              151.81             183.04
JUN97                                           262.80              212.28             246.55
3JAN98                                          322.07              250.63             273.92

     Companies in the S&P Foods-500 Index are weighted by market capitalization indexed to $100 at June 30, 1992. All dividends are deemed reinvested over the reported period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of common stock as of March 23, 1998 by (i) the only persons or groups known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each Director of the Company, (iii) the Chief Executive Officer and each of the other Named Executive Officers, and (iv) all Directors and Executive Officers as a group. The determination of "beneficial ownership" is made pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Such Rule provides that shares shall be deemed "beneficially owned" where a person or group has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares; or where a person or group has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined. Each individual has beneficial ownership of the shares which are subject to any unexercised vested options held by him; and, except as indicated by footnote, each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned by him. Directors and Executive Officers are required to file reports of their holdings and transactions in the Common Stock of the Company with the SEC under federal securities laws. Based solely on its review of the copies of such forms received by it, the Company believes that, for the twenty-seven weeks ended January 3, 1998, the Section 16(a) filing requirements were complied with by all Executive Officers and Directors during the period, except that a Form 4 report for Mr. Edward C. Baker was filed four months late and the Form 3 report for Mr. Jimmy M. Woodward was filed 16 days late.

                                                AMOUNT AND NATURE OF              PERCENT OF
                                                BENEFICIAL OWNERSHIP          OUTSTANDING STOCK
                                              ------------------------    --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER           VOTING      DISPOSITIVE       VOTING      DISPOSITIVE
------------------------------------          ---------    -----------    ------------   -----------
Wellington Management Company...............  3,965,506(a)  8,684,735(a)  less than 5%      9.82%
  75 State Street
  Boston, MA 02109

---------------

(a) Shared voting and shared dispositive power only. According to a Schedule 13G filed with the SEC on February 10, 1998 by Wellington Management Company ("WMC"), as of December 31, 1997, shares of the Company's Common Stock were beneficially owned by numerous investment advisory clients of WMC, none of which were known to have a beneficial interest with respect to more than 5% of the Company's outstanding Common Stock.

                                                                 AMOUNT AND NATURE      PERCENT
NAME                                                          OF BENEFICIAL OWNERSHIP   OF CLASS
----                                                          -----------------------   --------
Edward L. Baker.............................................            49,542(1)            *
Joe E. Beverly..............................................            41,000(2)            *
Franklin L. Burke...........................................             7,404(3)            *
G. Anthony Campbell.........................................           406,803(4)            *
Robert P. Crozer............................................         1,684,796(5)         1.85%
L. S. Flowers...............................................           390,096(6)            *
Joseph L. Lanier, Jr........................................            52,192(7)            *
Amos R. McMullian...........................................         1,105,146(8)         1.21%
J. V. Shields, Jr...........................................            11,250(9)            *
Heeth Varnedoe III..........................................           297,973(10)           *
C. Martin Wood III..........................................           598,323(11)           *
George E. Deese.............................................           307,888(12)           *
Gary L. Harrison............................................           410,947(13)           *
All Directors and Executive Officers as a group (15
  persons)..................................................         5,392,246(14)        5.84%

---------------

  *  Less than one percent.
 (1) Includes 16,800 shares owned by a family trust for which Mr. Baker is a co-trustee.
 (2) Does not include 45,982 shares owned by the spouse of Mr. Beverly and 11,164 shares owned by a trust for which his spouse is co-trustee, as to which shares Mr. Beverly disclaims any beneficial ownership.
 (3) Includes 3,750 shares owned by the spouse of Mr. Burke, over which shares Mr. Burke has investment authority.
 (4) Includes restricted stock awards of 51,574 shares, of which 40,861 shares are subject to forfeiture.
 (5) Includes: (i) unexercised stock options for 269,294 shares; (ii) restricted stock awards of 97,828 shares, of which 79,748 shares are subject to forfeiture; and (iii) 982,780 shares held by limited partnerships in which Mr. Crozer and his spouse are the general partners. Does not include the following shares as to which Mr. Crozer disclaims any beneficial ownership:
     (i) 7,593 shares held by Mr. Crozer and his spouse as custodians for their minor son; (ii) 206,710 shares held by trusts for the benefit of Mr. Crozer's minor children; and (iii) 2,006,580 shares owned by the spouse of Mr. Crozer.
 (6) Does not include 430,875 shares owned by the spouse of Mr. Flowers, as to which Mr. Flowers disclaims any beneficial ownership.
 (7) Does not include 23,890 shares owned by the spouse of Mr. Lanier, as to which Mr. Lanier disclaims any beneficial ownership.
 (8) Includes unexercised stock options for 225,000 shares. Also includes restricted stock awards of 167,536 shares, all of which are subject to forfeiture.
 (9) Does not include 3,241,503 shares owned by the spouse of Mr. Shields, as to which Mr. Shields disclaims any beneficial ownership.
(10) Includes unexercised stock options for 150,000 shares. Also includes restricted stock awards of 36,160 shares, all of which are subject to forfeiture.
(11) Includes: (i) unexercised stock options for 56,250 shares; (ii) restricted stock awards of 51,574 shares, of which 40,861 shares are subject to forfeiture; and (iii) 51,300 shares held by a trust of which Mr. Wood is co-trustee with shared voting and investment power. Does not include the following shares, as to which Mr. Wood disclaims any beneficial ownership:
     2,904,009 shares owned by the spouse of Mr. Wood and 25,650 shares held by Mr. Wood as custodian for a nephew.

(12) Includes (i) unexercised stock options for 90,000 shares, (ii) restricted stock awards of 66,635 shares, of which 54,421 shares are subject to forfeiture, and (iii) 628 shares held by Mr. Deese as custodian for his minor grandchildren. Does not include 22,708 shares owned by the spouse of Mr. Deese, as to which Mr. Deese disclaims any beneficial ownership.
(13) Includes unexercised stock options for 145,544 shares and restricted stock awards of 66,635 shares, of which 54,421 shares are subject to forfeiture.
(14) Includes unexercised stock options for 976,964 shares. Also includes restricted stock awards of 559,296 shares, of which 474,007 shares are subject to forfeiture. Does not include the shares with respect to which beneficial ownership is disclaimed as indicated in the preceding footnotes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

 1. A.       FINANCIAL STATEMENTS OF THE REGISTRANT
             Report of independent accountants
             Consolidated balance sheet at January 3, 1998, June 28, 1997 and June 29, 1996
             Consolidated statement of income for the twenty-seven week transition period ended January 3, 1998, the fifty-two weeks ended June 28, 1997, June 29, 1996 and July 1, 1995
             Consolidated statement of changes in stockholders' equity for the twenty-seven week transition period ended January 3, 1998, the fifty-two weeks ended June 28, 1997, June 29, 1996 and July 1, 1995
             Consolidated statement of cash flows for the twenty-seven week transition period ended January 3, 1998, the fifty-two weeks ended June 28, 1997, June 29, 1996 and July 1, 1995
             Notes to consolidated financial statements
 1. B.       FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY AND UB
             INVESTMENTS US INC. AND SUBSIDIARIES (INCLUDED AS EXHIBIT
             99.1 HERETO)

             Report of Independent Accountants
             Consolidated Balance Sheets at January 3, 1998 and December
             28, 1996
             Consolidated Statements of Operations for the year ended
             January 3, 1998, the forty-eight weeks ended December 28,
             1996, the four weeks ended January 26, 1996, and the year
             ended December 30, 1995
             Consolidated Statements of Shareholders' Equity (Deficit)
             for the year ended January 3, 1998, the forty-eight weeks
             ended December 28, 1996, the four weeks ended January 26,
             1996, and the year ended December 30, 1995
             Consolidated Statements of Cash Flows for the year ended
             January 3, 1998, the forty-eight weeks ended December 28,
             1996, the four weeks ended January 26, 1996, and the year
             ended December 30, 1995
             Notes to Consolidated Financial Statements
 2. A.       FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT

             Report of Independent Accountants on Financial Statement
             Schedule
             Schedule II Valuation and Qualifying Accounts -- for the fiscal years ended January 3, 1998, June 28, 1997, June 29,
             1996 and July 1, 1995

 2. B.       FINANCIAL STATEMENT SCHEDULES OF KEEBLER FOODS COMPANY
             (INCLUDED AS EXHIBIT 99.2 HERETO)

 3.          Report of Independent Accountants on Financial Statement
             Schedule
             Schedule II -- Valuation and Qualifying Accounts for the year ended January 3, 1998, the forty-eight weeks ended
             December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995
             EXHIBITS

  2          Stock Purchase and Stockholder's Agreement dated as of
             January 28, 1998 by and among Flowers, Bermore, Ltd, Artal
             Luxembourg, S.A. and Keebler (Incorporated by reference to the Company's Report on Form 8-K dated February 18, 1998,
             File No. 1-9787)

  3 (a)      Second Restated Articles of Incorporation (as amended)
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 13, 1997, File No. 1-9787)

  3 (b) Restated By-Laws, as of October 20, 1989 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, File No. 1-9787)

  4 (a)      Rights Agreement dated as of March 17, 1989 between the
             Company and the Rights Agent (Incorporated by reference to the Company's Registration Statement on Form 8-A filed March
             21, 1989, as amended, File No. 1-9787)

  4 (a)(1)   First Addendum to Rights Agreement dated as of June 6, 1992
             (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, File No.
             1-9787).

 10 (a)(1)   Flowers Industries, Inc. Annual Executive Bonus Plan dated
             August 4, 1995 (Incorporated by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended July 1,
             1995, File No. 1-9787)*

 10 (a)(2)   First Amendment to the Flowers Industries, Inc. Annual
             Executive Bonus Plan*++

 10 (b)      Flowers Industries, Inc. 401(k) Retirement Savings Plan
             (Incorporated by reference to the Company's Registration
             Statement on Form S-8 filed April 13, 1995, File No.
             33-91198)*

 10 (c)      Severance Policy (Incorporated by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended July 1, 1989, File No. 1-9787)*

 10 (d) 1982 Incentive Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form
             S-3/S-8 filed May 18, 1990, File No. 33-34855)*

 10 (e) 1989 Executive Stock Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form
             S-3/S-8 filed May 18, 1990, File No.33-34855)*

 10 (e)(1)   Amendment to the 1989 Executive Stock Incentive Plan, dated as of August 4, 1995 (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the fiscal year
             ended July 1, 1995, File No. 1-9787)*

 10 (e)(2)   Second Amendment to Flowers Industries, Inc. 1989 Executive
             Stock Incentive Plan*++

 10 (f)      Flowers Industries, Inc. 1990 Supplemental Executive
             Retirement Plan (Incorporated by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended June
             30, 1990, File No. 1-9787)*

 10 (g)      Flowers Industries, Inc. Nonemployee Directors' Equity
             Plan*++

 10 (h) Stock Purchase Agreement dated as of November 5, 1995, between INFLO Holdings Corporation and UB Investments
             (Netherlands) BV, as amended by agreement dated January 26, 1996 (Incorporated by reference to the Company's Report on Form 8-K(A) dated April 10, 1996, File No. 1-9787)

 10 (h)      Note Purchase Agreement dated as of December 20, 1995, among
             Flowers and the Purchasers named therein, as amended by First Amendment effective as of January 23, 1998, as further amended by Second Amendment effective as of March 12, 1998++

 10 (i)      Acquisition Agreement dated as of May 1, 1996, among Flowers
             Industries, Inc., Mrs. Smith's Bakeries, a wholly-owned subsidiary of Flowers Industries, Inc., The J. M. Smucker
             Company, and Mrs. Smith's, Inc., a wholly-owned subsidiary of The J. M. Smucker Company (Incorporated by reference to the Company's Report on Form 8-K dated June 13, 1996, File
             No. 1-9787)

 10 (i) $500,000,000 Amended and Restated Credit Agreement dated as of January 30, 1998, among Flowers, certain Banks listed therein, Wachovia Bank, N.A., as Agent, The Bank of Nova
             Scotia, as Documentation Agent and NationsBank, N.A. as
             Syndicating Agent (Incorporated by reference to the Company's Report on Form 8-K dated February 18, 1998, File
             No. 1-9787)

 10 (j)      Agreement dated as of May 5, 1997, between the Company and
             Heeth Varnedoe III (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, File No. 1-9787.)*

 11          Statement re computation of per share earnings++

 21          Subsidiaries of the Registrant++

 23 (a)      Consent of Price Waterhouse, LLP, Independent Accountants++

             Consent of Coopers & Lybrand, L.L.P., Independent
 23 (b)      Accountants++

 27          Financial Data Schedule++

99.1         Financial Statements of Keebler Foods Company and UB
             Investments US Inc. and Subsidiaries++

99.2         Financial Statement Schedules of Keebler Foods Company++

99.3 Portions of the Annual Report on Form 10-K for the fiscal year ended January 3, 1998 of Keebler Foods Company++


---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.
 ++ Filed herewith.

B. REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on February 18, 1998, as amended by the Form 8-K/A filed on March 13, 1998 to report the Company's acquisition of a majority interest in Keebler Foods Company, a Delaware corporation, and the change in the Company's fiscal year.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 1998.

                            FLOWERS INDUSTRIES, INC.

       /s/  AMOS R. MCMULLIAN          /s/  ROBERT P. CROZER         /s/  C. MARTIN WOOD III
    -----------------------------  -----------------------------  -----------------------------
          Amos R. McMullian              Robert P. Crozer              C. Martin Wood III
      Chairman of the Board and     Vice Chairman of the Board      Senior Vice President and
       Chief Executive Officer                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ AMOS R. MCMULLIAN                    Chairman of the Board,            March 24, 1998
-----------------------------------------------------      Chairman of the Executive
                  Amos R. McMullian                        Committee and Chief
                                                           Executive Officer

                /s/ ROBERT P. CROZER                     Vice Chairman of the Board and    March 27, 1998
-----------------------------------------------------      a Director
                  Robert P. Crozer

               /s/ C. MARTIN WOOD III                    Senior Vice President, Chief      March 27, 1998
-----------------------------------------------------      Financial Officer and a
                 C. Martin Wood III                        Director

                 /s/ EDWARD L. BAKER                     Director                          March 24, 1998
-----------------------------------------------------
                   Edward L. Baker

                 /s/ JOE E. BEVERLY                      Director                          March 27, 1998
-----------------------------------------------------
                   Joe E. Beverly

                /s/ FRANKLIN L. BURKE                    Director                          March 27, 1998
-----------------------------------------------------
                  Franklin L. Burke

               /s/ G. ANTHONY CAMPBELL                   General Counsel, Secretary and    March 27, 1998
-----------------------------------------------------      a Director
                 G. Anthony Campbell

               /s/ LANGDON S. FLOWERS                    Director                          March 24, 1998
-----------------------------------------------------
                 Langdon S. Flowers

              /s/ JOSEPH L. LANIER, JR.                  Director                          March 27, 1998
-----------------------------------------------------
                Joseph L. Lanier, Jr.

               /s/ J. V. SHIELDS, JR.                    Director                          March 27, 1998
-----------------------------------------------------
                 J. V. Shields, Jr.

               /s/ HEETH VARNEDOE III                    Director                          March 27, 1998
-----------------------------------------------------
                 Heeth Varnedoe III

                /s/ JIMMY M. WOODWARD                    Treasurer and Chief               March 27, 1998
-----------------------------------------------------      Accounting Officer
                  Jimmy M. Woodward

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of independent accountants...........................   F-2
Consolidated balance sheet at January 3, 1998, June 28, 1997
  and June 29, 1996.........................................   F-3
Consolidated statement of income for the twenty-seven weeks
  ended January 3, 1998, and the fifty-two weeks ended June
  28, 1997, June 29, 1996 and July 1, 1995..................   F-4
Consolidated statement of changes in stockholders' equity
  for the twenty-seven weeks ended January 3, 1998, and the
  fifty-two weeks ended June 28, 1997, June 29, 1996 and
  July 1, 1995..............................................   F-5
Consolidated statement of cash flows for the twenty-seven
  weeks ended January 3, 1998, and the fifty-two weeks ended
  June 28, 1997, June 29, 1996 and July 1, 1995.............   F-7
Notes to consolidated financial statements..................   F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Flowers Industries, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowers Industries, Inc. and its subsidiaries at January 3, 1998, June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for the twenty-seven week transition period ended January 3, 1998 and for each of the three fiscal years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, during the twenty-seven week transition period ended January 3, 1998, the Company changed its method of accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." In addition, as more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, during the twenty-seven week transition period ended January 3, 1998, the Company changed the measurement date used in its accounting for pensions.

/s/ PRICE WATERHOUSE LLP

Atlanta, Georgia
March 23, 1998

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 3,    JUNE 28,     JUNE 29,
                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                                          SHARE DATA)
                                              ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   3,866    $  31,080    $  25,039
  Accounts receivable.......................................    118,147      113,628      120,301
  Inventories...............................................    105,431      104,577       68,576
  Prepaid expenses..........................................      9,421        7,825        5,319
  Deferred income taxes.....................................     16,024       14,421       10,992
                                                              ---------    ---------    ---------
                                                                252,889      271,531      230,227
                                                              ---------    ---------    ---------
Property, Plant and Equipment:
  Land......................................................     20,388       20,692       23,386
  Buildings.................................................    208,179      206,469      183,502
  Machinery and equipment...................................    443,739      446,016      393,319
  Furniture, fixtures and transportation equipment..........     28,095       24,774       21,365
  Construction in progress..................................     46,262       49,062       63,005
                                                              ---------    ---------    ---------
                                                                746,663      747,013      684,577
  Less: accumulated depreciation............................   (308,342)    (299,014)    (264,107)
                                                              ---------    ---------    ---------
                                                                438,321      447,999      420,470
                                                              ---------    ---------    ---------
Other Assets:
  Investment in unconsolidated affiliate....................    100,663       77,071       68,326
  Notes receivable from distributors........................                               61,236
  Other long-term assets....................................     32,620       33,133       24,567
                                                              ---------    ---------    ---------
                                                                133,283      110,204      154,129
                                                              ---------    ---------    ---------
Cost in Excess of Net Tangible Assets.......................     78,368       70,939       45,962
  Less: accumulated amortization............................     (3,480)      (2,486)      (1,345)
                                                              ---------    ---------    ---------
                                                                 74,888       68,453       44,617
                                                              ---------    ---------    ---------
                                                              $ 899,381    $ 898,187    $ 849,443
                                                              =========    =========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Commercial paper outstanding..............................  $  53,506    $  40,792    $
  Current portion of long-term debt.........................      1,581        6,625        6,593
  Obligations under capital leases..........................      2,651        2,608        1,988
  Accounts payable..........................................     72,311       78,451       98,796
  Accrued taxes other than income taxes.....................      5,230        6,276        5,369
  Income taxes..............................................                     220        1,264
  Other accrued liabilities.................................     97,333      107,497       67,738
                                                              ---------    ---------    ---------
                                                                232,612      242,469      181,748
                                                              ---------    ---------    ---------
Long-Term Notes Payable.....................................    259,249      259,884      254,355
                                                              ---------    ---------    ---------
Obligations Under Capital Leases............................      4,012        2,413        2,573
                                                              ---------    ---------    ---------
Industrial Revenue Bonds....................................     12,950       12,950       17,770
                                                              ---------    ---------    ---------
Deferred Income Taxes.......................................     39,686       38,886       47,270
                                                              ---------    ---------    ---------
Deferred Compensation.......................................      2,305        1,573
                                                              ---------    ---------    ---------
Deferred Income.............................................                               40,403
                                                              ---------    ---------    ---------
Commitments and Contingencies...............................
                                                              ---------    ---------    ---------
Stockholders' Equity:
  Preferred stock -- $100 par value, authorized 10,467
    shares and none issued..................................
  Preferred stock -- $100 par value, authorized 249,533
    shares and none issued..................................
  Common stock -- $.625 par value, authorized 350,000,000
    shares, issued 88,636,089 shares........................     55,398       55,398       55,398
  Capital in excess of par value............................     45,200       43,147       40,317
  Retained earnings.........................................    266,734      260,094      234,069
  Less: Common stock in treasury, 207,670, 563,076 and
    761,010 shares, respectively............................     (2,452)      (6,567)      (6,493)
       Restricted Stock Award and Equity Incentive Award....    (16,313)     (12,060)     (17,967)
                                                              ---------    ---------    ---------
                                                                348,567      340,012      305,324
                                                              ---------    ---------    ---------
                                                              $ 899,381    $ 898,187    $ 849,443
                                                              =========    =========    =========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                   FOR THE 27
                                                     WEEKS
                                                     ENDED             FOR THE 52 WEEKS ENDED
                                                   ----------   ------------------------------------
                                                   JANUARY 3,    JUNE 28,     JUNE 29,     JULY 1,
                                                      1998         1997         1996         1995
                                                   ----------   ----------   ----------   ----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales............................................   $784,097    $1,437,713   $1,238,564   $1,129,203
Gain on sale of distributor notes receivable.....                   43,244
Other income.....................................      2,442         3,540        7,909       10,751
Gain on issuance of additional stock of
  unconsolidated affiliate.......................                                 4,111
                                                    --------    ----------   ----------   ----------
                                                     786,539     1,484,497    1,250,584    1,139,954
                                                    --------    ----------   ----------   ----------
Materials, supplies, labor and other production
  costs..........................................    418,926       787,799      674,762      599,416
Selling, delivery and administrative expenses....    303,868       537,825      468,695      428,833
Depreciation and amortization....................     26,930        45,970       40,848       36,604
Interest.........................................     11,796        25,109       13,004        7,086
Accrual for litigation settlement................                                 4,935
                                                    --------    ----------   ----------   ----------
                                                     761,520     1,396,703    1,202,244    1,071,939
                                                    --------    ----------   ----------   ----------
Income before income taxes.......................     25,019        87,794       48,340       68,015
Federal and state income taxes...................      9,632        33,191       18,185       25,714
Income from investment in unconsolidated
  affiliate......................................     18,061         7,721          613
                                                    --------    ----------   ----------   ----------
Income before cumulative effect of changes in
  accounting principles..........................     33,448        62,324       30,768       42,301
Cumulative effect of changes in accounting
  principles, net of tax benefit of $6,146.......     (9,888)
                                                    --------    ----------   ----------   ----------
Net income.......................................   $ 23,560    $   62,324   $   30,768   $   42,301
                                                    ========    ==========   ==========   ==========
Earnings Per Common Share -- Basic
  Income before cumulative effect of changes in
     accounting principles.......................   $    .38    $      .71   $      .35   $      .49
  Cumulative effect of changes in accounting
     principles, net of tax......................       (.11)
                                                    --------    ----------   ----------   ----------
  Net income per common share....................   $    .27    $      .71   $      .35   $      .49
                                                    ========    ==========   ==========   ==========
  Weighted average shares outstanding............     88,368        88,000       86,933       86,229
                                                    ========    ==========   ==========   ==========
Earnings Per Common Share -- Diluted
  Income before cumulative effect of changes in
     accounting principles.......................   $    .38    $      .71   $      .35   $      .49
  Cumulative effect of changes in accounting
     principles, net of tax......................       (.11)
                                                    --------    ----------   ----------   ----------
  Net income per common share....................   $    .27    $      .71   $      .35   $      .49
                                                    ========    ==========   ==========   ==========
  Weighted average shares outstanding............     88,773        88,401       87,211       86,438
                                                    ========    ==========   ==========   ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              COMMON STOCK                                                           RESTRICTED
                         ----------------------                                TREASURY STOCK        STOCK AWARD
                         NUMBER OF                CAPITAL IN               -----------------------   AND EQUITY
                           SHARES                 EXCESS OF    RETAINED     NUMBER OF                 INCENTIVE
                           ISSUED     PAR VALUE   PAR VALUE    EARNINGS      SHARES        COST         AWARD
                         ----------   ---------   ----------   ---------   -----------   ---------   -----------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at July 2,
  1994.................  86,269,670    $53,919    $  21,083    $ 225,601    (1,893,522)  $ (15,200)   $ (9,672)
Stock issued for
  acquisitions.........   2,366,419      1,479       15,872                    198,598       1,594
Exercise of employee
  stock options........                                (178)                   104,449         841
Purchase of treasury
  stock................                                                       (554,745)     (4,426)
Net income for the
  year.................                                           42,301
Exercise of Restricted
  Stock Award..........                                  63                    (74,634)       (572)        708
Amortization of
  Restricted Stock
  Award and Equity
  Incentive Award......                                                                                  1,825
Dividends
  paid -- $.3622 per
  common share.........                                          (31,257)
                         ----------    -------    ---------    ---------   -----------   ---------    --------
Balances at July 1,
  1995.................  88,636,089     55,398       36,840      236,645    (2,219,854)    (17,763)     (7,139)
Stock issued for
  acquisitions.........                                 180                    137,003       1,119
Exercise of employee
  stock options........                                (764)                   285,366       2,337
Purchase of treasury
  stock................                                                       (144,840)     (1,303)
Net income for the
  year.................                                           30,768
Exercise of Restricted
  Stock Award..........                                 769                   (187,596)     (1,650)      1,526
Exercise of Equity
  Incentive Award......                                 301                   (169,931)     (1,830)      1,434
Stock issued into
  escrow in connection
  with Restricted Stock
  Award................                               2,286                  1,180,295       9,640     (11,918)
Stock issued into
  escrow in connection
  with Equity Incentive
  Award................                                 705                    358,547       2,957      (3,662)
Amortization of
  Restricted Stock
  Award and Equity
  Incentive Award......                                                                                  1,792
Dividends
  paid -- $.3833 per
  common share.........                                          (33,344)
                         ----------    -------    ---------    ---------   -----------   ---------    --------
Balances at June 29,
  1996.................  88,636,089     55,398       40,317      234,069      (761,010)     (6,493)    (17,967)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                              COMMON STOCK                                                           RESTRICTED
                         ----------------------                                TREASURY STOCK        STOCK AWARD
                         NUMBER OF                CAPITAL IN               -----------------------   AND EQUITY
                           SHARES                 EXCESS OF    RETAINED     NUMBER OF                 INCENTIVE
                           ISSUED     PAR VALUE   PAR VALUE    EARNINGS      SHARES        COST         AWARD
                         ----------   ---------   ----------   ---------   -----------   ---------   -----------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Stock issued for
  acquisition..........                               1,025                    322,233       2,975
Exercise of employee
  stock options........                              (1,017)                   400,853       3,988
Purchase of treasury
  stock................                                                        (19,335)       (289)
Net income for the
  year.................                                           62,324
Exercise of Restricted
  Stock Award..........                               1,072                    (78,106)     (1,362)      1,169
Exercise of Equity
  Incentive Award......                               1,854                   (151,469)     (2,365)      1,738
Restricted Stock Award
  Reversions...........                                (104)                   (56,430)       (456)        557
Amortization of
  Restricted Stock
  Award and Equity
  Incentive Award......                                                                                  2,443
Stock received from
  escrow...............                                                       (219,812)     (2,565)
Dividends
  paid -- $.4125 per
  common share.........                                          (36,299)
                         ----------    -------    ---------    ---------   -----------   ---------    --------
Balances at June 28,
  1997.................  88,636,089     55,398       43,147      260,094      (563,076)     (6,567)    (12,060)
Exercise of employee
  stock options........                                                         45,000         524
Purchase of treasury
  stock................                                                         (6,227)       (117)
Net income for the 27
  weeks ended January
  3, 1998..............                                           23,560
Equity from investment
  in unconsolidated
  affiliate............                                            2,700
Stock issued into
  escrow in connection
  with Restricted Stock
  Award................                               2,118                    347,609       3,965      (6,083)
Restricted Stock Award
  Reversions...........                                 (65)                   (30,976)       (257)        435
Amortization of
  Restricted Stock
  Award and Equity
  Incentive Award......                                                                                  1,395
Dividends
  paid -- $.2225 per
  common share.........                                          (19,620)
                         ----------    -------    ---------    ---------   -----------   ---------    --------
Balances at January 3,
  1998.................  88,636,089    $55,398    $  45,200    $ 266,734       207,670   $  (2,452)   $(16,313)
                         ==========    =======    =========    =========   ===========   =========    ========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE 27
                                                 WEEKS ENDED          FOR THE 52 WEEKS ENDED
                                                 -----------   ------------------------------------
                                                 JANUARY 3,     JUNE 28,     JUNE 29,     JULY 1,
                                                    1998          1997         1996         1995
                                                 -----------   ----------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers.................   $ 779,029    $1,438,870   $1,232,963   $1,117,262
  Interest received............................         325           824        7,741        7,159
  Sale of distributor notes receivable.........                    65,954
  Other........................................       3,055         6,080        5,416        5,890
                                                  ---------    ----------   ----------   ----------
Cash provided by operating activities..........     782,409     1,511,728    1,246,120    1,130,311
                                                  ---------    ----------   ----------   ----------
  Cash paid to suppliers and employees.........     739,575     1,373,583    1,161,431    1,009,931
  Interest paid................................      11,878        25,955        8,582        6,465
  Income taxes paid............................      10,867        32,729       16,748       20,379
                                                  ---------    ----------   ----------   ----------
Cash disbursed for operating activities........     762,320     1,432,267    1,186,761    1,036,775
                                                  ---------    ----------   ----------   ----------
Net cash provided by operating activities (See
  Schedule 1)..................................      20,089        79,461       59,359       93,536
                                                  ---------    ----------   ----------   ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment....     (32,857)      (77,510)     (75,542)     (73,466)
  Acquisition of businesses....................      (7,931)                   (28,118)     (17,018)
  Divestiture of businesses....................                       200        1,061       22,679
  Decrease in divestiture receivables..........       2,399           417          173
  Investment in unconsolidated affiliate.......                                (61,352)
  Escrow funds.................................                                               4,835
  Other........................................       2,145            63       (6,485)      (1,845)
                                                  ---------    ----------   ----------   ----------
Net cash disbursed for investing activities....     (36,244)      (76,830)    (170,263)     (64,815)
                                                  ---------    ----------   ----------   ----------
Cash flows from financing activities:
  Dividends paid...............................     (19,620)      (36,299)     (33,344)     (31,257)
  Purchase of treasury stock...................        (117)         (289)      (1,303)      (4,426)
  Increase in short-term notes payable.........       7,713        40,792
  Increase in long-term notes payable..........     356,000       524,400      356,625      151,391
  Payments of long-term notes payable..........    (355,035)     (525,194)    (217,871)    (132,351)
                                                  ---------    ----------   ----------   ----------
Net cash (disbursed for) provided by financing
  activities...................................     (11,059)        3,410      104,107      (16,643)
                                                  ---------    ----------   ----------   ----------
Net (decrease) increase in cash and cash
  equivalents..................................   $ (27,214)   $    6,041   $   (6,797)  $   12,078
                                                  =========    ==========   ==========   ==========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                 FOR THE 27
                                                 WEEKS ENDED          FOR THE 52 WEEKS ENDED
                                                 -----------   ------------------------------------
                                                 JANUARY 3,     JUNE 28,     JUNE 29,     JULY 1,
                                                    1998          1997         1996         1995
                                                 -----------   ----------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS)
SCHEDULE 1.
Schedule Reconciling Earnings to Net Cash
  Provided by Operating Activities:
     Net income................................   $  23,560    $   62,324   $   30,768   $   42,301
     Noncash expenses, revenues, losses and
       gains included in income:
       Depreciation and amortization...........      26,930        45,970       40,848       36,604
       Gain on sale of distributor notes
          receivable...........................                   (43,244)
       Deferred income taxes...................        (803)        1,506        3,494        2,847
       Cumulative effect of changes in
          accounting principles................       9,888
       Gain on issuance of additional stock of
          unconsolidated affiliate.............                                 (4,111)
       Net income from investment in
          unconsolidated affiliate.............     (18,061)       (7,721)        (613)
     Changes in assets and liabilities, net of
       acquisitions and divestitures:
       (Increase) decrease in accounts
          receivable...........................      (2,282)        7,863      (17,742)      (5,510)
       Increase in inventories.................        (413)      (36,144)     (12,821)      (4,651)
       Increase in prepaid expenses............      (1,495)       (2,242)      (1,650)         (86)
       Decrease in distributor notes
          receivable...........................                    65,954
       (Decrease) increase in accounts
          payable..............................      (6,685)      (21,082)      28,029        5,859
       (Decrease) increase in accrued taxes and
          other liabilities....................     (10,550)        6,277       (6,843)      16,172
                                                  ---------    ----------   ----------   ----------
                                                  $  20,089    $   79,461   $   59,359   $   93,536
                                                  =========    ==========   ==========   ==========
SCHEDULE 2.
Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued in connection with the
     exercise of employee stock options........   $     272    $    2,971   $    1,573   $      663
  Stock issued and held in escrow in connection
     with Restricted Stock Award and Equity
     Incentive Award...........................       6,083                     15,580
  Stock issued for acquisitions................                     4,000        1,299       18,945
  Note payable issued in acquisition of
     business..................................                                 15,000
  Exercise of Restricted Stock Award and Equity
     Incentive Award...........................                     3,727        3,480          572
  Stock released from escrow...................                     2,565

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR

     In January 1998, the Company changed its fiscal year-end from the Saturday nearest June 30 to the Saturday nearest December 31. As a result, the Company is reporting a twenty-seven week transition period of June 29, 1997 through January 3, 1998.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Flowers Industries, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. The Company's 45% investment interest in Keebler Foods Company is accounted for under the equity method. Equity accounting for this investment is discussed in Note 13 to the consolidated financial statements.

REVENUE RECOGNITION

     Revenue from sale of products is recognized at the time of shipment. Sales to a single customer were approximately $84,000,000, or 10.7% of sales during the twenty-seven weeks transition period ended January 3, 1998, $163,000,000, or 11% of sales during fiscal 1997, $150,000,000, or 12% of sales during fiscal 1996 and $142,000,000, or 13% of sales during fiscal 1995.

CASH AND CASH EQUIVALENTS

     The Company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the statement of cash flows.

     The major components of cash and cash equivalents are as follows:

                                                  JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                                                  ---------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Cash............................................      $                $11,010         $10,484
Time deposits...................................       3,866            20,070          14,555
                                                      ------           -------         -------
          Total.................................      $3,866           $31,080         $25,039
                                                      ======           =======         =======

ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables, current portion of distributor notes receivable and miscellaneous receivables. As the Company has historically experienced an insignificant amount of uncollectible accounts, when a receivable balance is determined to be uncollectible, it is charged directly to expense.

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its distributors and customers, who are primarily in the grocery, foodservice, restaurant and fast-food markets.

INVENTORY

     Inventories are carried at the lower of cost (primarily first-in, first-out) or market.

HEDGING TRANSACTIONS -- RAW MATERIAL COSTS

     The Company's primary raw materials are flour, sugar, shortening and fruit. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

Company enters into various forward purchase agreements and other derivative financial instruments to reduce the impact of volatility in ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and are included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs used in production. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At January 3, 1998, the Company had no material commitments outstanding relating to derivative financial instruments.

     During June 1997, the Company entered into an arrangement that allows for the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At January 3, 1998, no material amounts were outstanding under this agreement.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line method. Upon retirement or sale of fixed assets, the book value is removed from the accounts and the difference between such net book value and salvage value received is recorded in income. Expenditures for maintenance and repairs are charged to expense; renovations and improvements are capitalized.

     The approximate annual rates of depreciation are 3% to 5% for buildings, 8% for machinery and equipment and 10% to 25% for furniture, fixtures and transportation equipment. Depreciation expense for the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 was $25,936,000,
$44,829,000, $40,559,000 and $35,874,000, respectively.

INTERNALLY DEVELOPED SOFTWARE

     The Company capitalizes certain costs, primarily hardware, software, and installation costs, associated with internally developed software projects. Such amounts are depreciated over periods not to exceed seven years. The Company does not anticipate that Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed, or Obtained for Internal Use," will have a material impact on the Company's results of operations or financial condition. As further discussed below, during the twenty-seven week period ended January 3, 1998, the Company recorded a cumulative after-tax charge of $8,842,000, to write off business process reengineering costs that had been incurred as part of an information systems development project.

ADVERTISING AND CONSUMER PROMOTION

     Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $16,998,000 for the twenty-seven weeks ended January 3, 1998, $19,063,000 for fiscal 1997, $15,081,000 for fiscal 1996 and $15,875,000 for fiscal 1995. There are no deferred advertising costs at January 3, 1998, June 28, 1997 or June 29, 1996.

NOTES RECEIVABLE AND DEFERRED INCOME

     The Company sells its territories to independent distributors. The income from these sales is recognized as the cash payments are received. The sales of the territories were previously financed by the Company with ten year notes. In September 1996, the Company sold these notes, which totaled approximately $66,000,000, to a financial institution. The proceeds were used to repay debt outstanding at that time. Of the notes sold, approximately $44,000,000 were initially without recourse to the Company with approximately $22,000,000 having limited recourse. Concurrently, approximately $43,000,000 of deferred pre-tax income was recognized

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES by the Company during fiscal 1997. Subsequent to September 1996, all distributor purchase arrangements are made directly between the distributor and a financial institution and, pursuant to an agreement, the Company acts as the servicing agent for the financial institution and receives a fee for these services. Such fees aggregated $2,317,000 and $5,029,000 during the twenty-seven weeks ended January 3, 1998 and fiscal 1997, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

     Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Excess amounts related to the purchases of businesses are amortized over forty years from the acquisition date using the straight-line method. Costs of purchased trademark rights are amortized over the period of expected future benefit, which is approximately ten to forty years. At each balance sheet date, the Company assesses whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. If such indicators are present, the Company evaluates whether an impairment exists by comparing the gross, undiscounted cash flows to the carrying value of the related asset. Amortization expense for the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 was $994,000, $1,141,000, $289,000 and $730,000, respectively.

TREASURY STOCK

     The Company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited to capital in excess of par value or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

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

NET INCOME PER COMMON SHARE

     The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" (SFAS 128). Basic earnings per share in computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method. Earnings per share information for years prior to the twenty-seven weeks ended January 3, 1998, has been restated in accordance with SFAS 128.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

CHANGES IN ACCOUNTING PRINCIPLES

     On November 20, 1997, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board, issued EITF 97-13, which requires the cost of business process reengineering activities that are part of an information systems development project be expensed as those costs are incurred. Any unamortized costs that were previously capitalized were required to be written off as a cumulative adjustment in the quarter that included November 20, 1997. During the twenty-seven week period ended January 3, 1998, the Company recorded a cumulative after-tax charge of $8,842,000, or $.10 per share, as a result of its adoption of this pronouncement. These costs were attributable to a state-of-the-art management information system at the Company's Mrs. Smith's Bakeries locations.

     The Company measures its pension plan assets three months prior to the beginning of its fiscal year. As a result of the Company's changing its fiscal year, the measurement date has changed from March 31 to September 30. This change resulted in a cumulative adjustment, net of tax, of $1,046,000, or $.01 per share, for the twenty-seven week period ended January 3, 1998.

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

BUSINESS SEGMENTS

     The Company's only business is to provide quality fresh and frozen baked food products to grocery, foodservice, restaurant and fast-food markets.

NOTE 2.  INVENTORIES

     The major components of inventories are as follows:

                                                          JANUARY 3,   JUNE 28,   JUNE 29,
                                                             1998        1997       1996
                                                          ----------   --------   --------
                                                               (AMOUNTS IN THOUSANDS)
Ingredients and raw materials...........................   $ 27,310    $ 25,479   $14,951
Packaging materials.....................................     13,149      12,500    10,988
Finished goods..........................................     44,650      47,314    25,527
Supplies................................................     20,322      19,284    17,110
                                                           --------    --------   -------
          Total.........................................   $105,431    $104,577   $68,576
                                                           ========    ========   =======

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 -- "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

     The carrying value of cash and cash equivalents, notes receivable from distributors, other notes receivable, industrial revenue bonds and long-term debt payable to financial institutions approximates fair value at January 3, 1998, June 28, 1997 and June 29, 1996.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4.  DEBT

     In July 1996, the Company entered into a five-year $300,000,000 syndicated loan facility, of which, $122,000,000 was outstanding at January 3, 1998. Amounts are borrowed under this facility for periods not to exceed 180 days and can be reborrowed as necessary during the term of the facility. Interest under the syndicated loan facility is generally payable monthly and is variable based on a performance grid using a choice of LIBOR plus .375% or money market rates. Subsequent to fiscal year-end, on January 30, 1998, this facility was amended to become a five-year $500,000,000 syndicated loan facility. Interest under the amended facility is generally payable monthly and is variable based on a performance grid using a choice of LIBOR plus .475% or money market rates. Subsequent to period end, the Company borrowed $422 million under the amended facility. Such proceeds were primarily used to finance the acquisition of a controlling interest in Keebler.

     In October 1997, the Company amended its short-term commercial paper program to increase the limit from $50,000,000 to $75,000,000 for use in financing inventory. Borrowings under this program at January 3, 1998 were $53,506,000.

     In January 1996, the Company completed a private placement of $125,000,000 of long-term Senior Notes. These notes are due in three tranches: $100,000,000 due in semi-annual instalments from January 5, 2004 through January 5, 2008 which bears interest at 6.80% per annum; $20,000,000 due January 5, 2011 which bears interest at 6.99% per annum; and $5,000,000 due January 5, 2016 which bears interest at 7.08% per annum. Interest on the Senior Notes is payable semiannually. A portion of the proceeds were used to pay off $114,150,000 of debt that was outstanding at that time, with the remaining proceeds being used for working capital and for other general corporate purposes.

     The Company also has a $10,000,000 revolving-term loan agreement entered into in March of 1993, of which no amounts were outstanding at January 3, 1998.

     Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios and restrict encumbrance of assets and creation of indebtedness. At January 3, 1998, the Company was in compliance with these financial ratio requirements.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Total debt consists of:

                                                        JANUARY 3,   JUNE 28,   JUNE 29,
                                                           1998        1997       1996
                                                        ----------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Private placement long-term Senior Notes with interest
  from 6.80% to 7.08% payable in instalments from 2004
  through 2016........................................   $125,000    $125,000   $125,000
Borrowings under syndicated loan facility with
  interest from 5.98% to 6.45%........................    122,000     117,000
Commercial paper program with interest from 5.65% to
  6.25%...............................................     53,506      40,792
Borrowings under revolving-term loan agreements.......                           103,375
Various industrial revenue bonds with interest from
  4.20% to 6.00% payable in instalments through 2017
  secured by property.................................     13,170      13,170     18,170
Borrowings scheduled to mature in equal instalments
  over the next two years with interest from 5.64% to
  6.49%...............................................                 10,000     15,000
Various unsecured notes payable with interest of
  approximately 7.5%, payable in instalments through
  2004................................................     13,610      14,289     17,173
                                                         --------    --------   --------
                                                          327,286     320,251    278,718
Due within one year...................................     55,087      47,417      6,593
                                                         --------    --------   --------
Due after one year....................................   $272,199    $272,834   $272,125
                                                         ========    ========   ========

     Annual maturities of long-term debt for each of the six years following January 3, 1998 are $1,581,000 (excludes $53,506,000 for commercial paper), $5,819,000, $1,362,000, $1,467,000, $1,579,000 and $1,701,000, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

DESCRIPTION OF OPERATING LEASE ARRANGEMENTS

     The Company leases certain property and equipment under operating leases which expire over the next twenty years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair rental value for periods of one month to ten years. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

     The Company has in place a $50,000,000 ten-year master lease agreement to finance the automated production lines at certain of its facilities. At January 3, 1998, approximately $38,693,000 had been used under this agreement.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

                                                               (AMOUNTS
                                                                  IN
FISCAL YEAR(S)                                                THOUSANDS)
--------------                                                ----------
1998........................................................    $15,979
1999........................................................     13,948
2000........................................................     11,897
2001........................................................      9,326
2002........................................................      8,233
2003 to termination (aggregate).............................     29,730
                                                                -------
          Total minimum lease payments......................    $89,113
                                                                =======

     Total rent expense for all operating leases amounted to $16,225,000 for the twenty-seven weeks ended January 3, 1998, $24,151,000 for fiscal 1997, $16,936,000 for fiscal 1996 and $18,897,000 for fiscal 1995.

OTHER COMMITMENTS

     The Company's various commodity purchase agreements effectively commit the Company to purchase raw materials in amounts totaling approximately $55,656,000, at January 3, 1998, which will be used in production in future periods.

NOTE 6.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                           JANUARY 3,   JUNE 28,   JUNE 29,
                                                              1998        1997       1996
                                                           ----------   --------   --------
                                                                (AMOUNTS IN THOUSANDS)
Compensation.............................................   $ 8,344     $ 13,707   $ 7,518
Vacation cost............................................     9,779       10,277    10,030
Pension cost.............................................    12,217       12,438     8,729
Workers' compensation insurance..........................     8,945        9,009    10,881
Other insurance..........................................     4,484        4,799     5,013
Interest.................................................     5,113        5,195     6,041
Purchase accounting reserves.............................    34,953       35,530
Other....................................................    13,498       16,542    19,526
                                                            -------     --------   -------
          Total..........................................   $97,333     $107,497   $67,738
                                                            =======     ========   =======

NOTE 7.  STOCKHOLDERS' EQUITY

     The Company's Articles provide that the authorized capital of the Company consists of 350,000,000 shares of Common Stock of $.625 par value per share, 10,467 shares of preferred stock, par value $100 per share convertible into Common Stock, and 249,533 shares of preferred stock, par value $100 per share that, at the discretion of the Board of Directors, may be either convertible or nonconvertible, of which 100,000 shares has been designated by the Board of Directors as Series A Junior Participating Preferred Stock ("Series A Preferred Stock").

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

COMMON STOCK

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefor. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share ratably in all assets of the Company, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of Common Stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of Common Stock into any other securities of the Company or any other person. The Common Stock is not subject to redemption or sinking fund redemption.

PREFERRED STOCK

     The Board of Directors of the Company has the authority to issue up to 249,533 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Common Stock. Pursuant to such authority, the Board of Directors has designated 100,000 shares of preferred stock as Series A Preferred Stock in connection with the adoption of the Company's Shareholders' Rights Plan. The issuance of one or more series of preferred stock will likely decrease the amount of earnings and assets available for distribution to holders of Common Stock as dividends or upon liquidation, respectively, and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. The issuance of preferred stock also could have the effect of delaying, deterring or preventing a change in control of the Company.

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The principal terms of the Rights are set forth in a registration statement on Form 8-A filed with the Securities and Exchange Commission and dated as of March 20, 1989.

STOCK INCENTIVE PLANS

     The Company has 12,050,000 shares of Common Stock authorized for issuance to eligible employees under the Executive Stock Incentive Plan (ESIP). The ESIP authorizes the Compensation Committee of the Board of Directors to grant to eligible participants of the Company and its subsidiaries, through October 1999, stock options, stock appreciation rights, restricted or deferred stock awards, stock purchase rights and other stock-based awards.

     During the twenty-seven weeks ended January 3, 1998 and fiscal 1996, 347,609 and 1,180,295 shares, respectively, of the Company's Common Stock were granted as restricted stock awards (RSA). These shares are held in escrow by the Company and will be released to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods, which end June 15, 2001, June 15, 1999, May 20, 2000 and June 18, 2000, and upon payment of the purchase price of $8.75, $4.22, $5.11, and $5.89 per share, respectively. The purchase price is fifty percent of the mean of the high and low market value of the Company's Common Stock at the date of grant. The difference between the market price at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 was $1,066,000, $1,661,000, $1,299,000 and $901,000, respectively.

     With respect to the grant issued during the twenty-seven week period ended January 3, 1998, if the mean of the high and low market value for the Company's Common Stock equals or exceeds $25.63 during the restriction period an additional 347,609 shares at a purchase price of $12.82 per share will be granted. Subsequent to year end, on February 26, 1998, the stated market value was attained and the additional shares were granted. The restriction period for this grant ends February 26, 2000.

     During fiscal 1996, 358,547 shares of the Company's Common Stock were granted as equity incentive awards (EIA). These shares are held in escrow by the Company and may be released ratably to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods which end May 20, 1999, and upon payment of the purchase price of $5.11 per share. The purchase price is fifty percent of the mean of the high and low market value of the Company's Common Stock at the date of grant. The difference between the market value at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the restriction period. This expense for the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 was $329,000, $782,000, $493,000 and $924,000, respectively.

     During fiscal 1996, 843,750 shares of the Company's Common Stock were granted as non-qualified stock options (NQSO's). The NQSO's are exercisable at any time, commencing on the first anniversary of the grant date, until the year 2005. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $8.45. As of fiscal year end January 3, 1998, June 28, 1997, and June 29, 1996, there were 787,500, 787,500 and
843,750, NQSO's outstanding, respectively. In addition to the ESIP, the Company has 377,778 shares of Common Stock authorized for issuance to key employees under the Company's Stock Option Plan. Option prices must be 100% of the market value of the Common Stock at the time of the grant. The Plan expired on October 15, 1992, therefore no additional grants will be made pursuant to this Plan.

     The Company has a Nonemployee Directors' Equity Plan (the "Directors' Plan") pursuant to which an aggregate 300,000 shares of Common Stock, may be issued and as to which grants or awards of stock options may be made.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     All individuals who are nonemployee Directors on the first day of the Company's fiscal year (a "Plan Year") are eligible to participate in the Directors' Plan. Under the Directors' Plan, the nonemployee Director may designate the amount of annual compensation payable without regard to the number of Board or committee meetings attended or committee positions held (the "Retainer") which can be invested in stock options (an "Option") under the Directors' Plan. A Director shall be permitted to invest in an Option under the Directors' Plan only if the total amount invested by that Director is equal to at least twenty-five percent (25%) of the Retainer. To the extent a Director elects to invest all or a portion of the Retainer for a Plan Year, an Option shall be granted on the first day of such Plan Year for that number of shares of Common Stock ("Shares") equal to 150% of the amount of the Retainer invested divided by the value of an Option for one Share on the Valuation Date. For this purpose, value shall be determined by the Black-Scholes option pricing model, as applied by the Committee.

     Subject to the expiration or earlier termination of the Option, 100% of the Option shall become exercisable on the first anniversary of the date of grant. An Option shall expire ten years from the date the Option is granted and shall be subject to earlier termination as hereinafter provided. Once an Option becomes exercisable, it may thereafter be exercised, wholly or in part, at any time prior to its expiration or termination. In the event of the Director's termination from service on the Board, an outstanding Option may be exercised only to the extent it was exercisable on the date of such termination and shall expire two years after such termination, or on its stated expiration date, whichever occurs first. Notwithstanding the above, in the event of a termination for cause as determined by the Committee, all unexercised Options shall be forfeited.

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted under the Company's Stock Option Plan or the ESIP.

     Had compensation expense for the options and restricted stock awards under the ESIP been determined based on the fair value at the grant dates for the awards consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                         FOR THE 27
                                         WEEKS ENDED                FOR THE 52 WEEKS ENDED
                                       ---------------   --------------------------------------------
                                       JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996   JULY 1, 1995
                                       ---------------   -------------   -------------   ------------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
As Reported:
  Net income.........................      $23,560          $62,324         $30,768        $42,301
  Net income per common share:
     Basic...........................          .27              .71             .35            .49
     Diluted.........................          .27              .71             .35            .49
Pro forma:
  Net income.........................      $22,735          $61,716         $29,694        $42,301
  Net income per common share:
     Basic...........................          .26              .70             .34            .49
     Diluted.........................          .26              .70             .34            .49

     The fair values of the awards granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during the twenty-seven weeks ended January 3, 1998: no expected dividend yield; expected volatility of 26.8 percent; risk-free interest rate of 6.31 percent; and expected lives of four years; and for grants during fiscal 1996: dividend yield of 3.43 percent; expected volatility of 24.7 percent; risk-free interest rate of 6.23 percent; and expected lives of five years.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Stock option activity for the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 is set forth below:

                                 FOR THE 27
                                WEEKS ENDED                          FOR THE 52 WEEKS ENDED
                             ------------------   ------------------------------------------------------------
                              JANUARY 3, 1998       JUNE 28, 1997        JUNE 29, 1996         JULY 1, 1995
                             ------------------   ------------------   ------------------   ------------------
                                       WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                       AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                       EXERCISE             EXERCISE             EXERCISE             EXERCISE
                             OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                             -------   --------   -------   --------   -------   --------   -------   --------
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Outstanding at beginning of
  year.....................   1,211     $7.52      1,664     $7.11      1,114     $5.70      1,222     $5.67
Granted....................                                               844     $8.44
Exercised..................     (46)    $6.06       (453)    $6.03       (294)    $5.59       (108)    $5.40
                              -----                -----               ------                -----
Outstanding at end of
  year.....................   1,165     $7.57      1,211     $7.52      1,664     $7.11      1,114     $5.70
                              =====                =====               ======                =====
Exercisable at end of
  year.....................   1,165                1,211                  820                1,114
                              =====                =====               ======                =====
Weighted average fair value
  of options granted during
  the year.................                                            $ 2.91
                                                                       ======

     All stock options outstanding at January 3, 1998, are exercisable. The weighted average exercise price is $7.57 and the weighted average remaining contractual life is 6.39 years.

NOTE 8.  PENSION PLANS

     The Company has noncontributory defined benefit pension plans covering certain employees who have completed prescribed service requirements. The benefits are based on years of service and the employee's career earnings. The Company also has a supplemental defined benefit pension plan covering certain Company employees which provides benefits to participants commencing at retirement calculated according to the formula contained in the Company's tax-qualified retirement plan, but without regard to statutory limitations on the maximum amount of compensation which may be taken into account by, nor the maximum benefits which may be paid from, such plans. Benefits provided by this supplemental plan are reduced by benefits provided by the defined benefit pension plans. Pension expense was $2,111,000, $4,860,000, $5,660,000 and
$5,003,000 in the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Pension plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974. As of January 3, 1998, June 28, 1997 and June 29, 1996, the assets of the plans include certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 506,250 shares of Common Stock of the Company with a fair value of approximately $10,346,000, $8,543,000 and $5,442,000 at January 3,
1998, June 28, 1997 and June 29, 1996, respectively.

     During the second quarter of fiscal 1995, the Company recognized an after-tax curtailment gain of $912,000 or $.01 per share, in accordance with Statement of Financial Accounting Standards No. 88 -- "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The gain arose from the sale of a portion of the Company's territories to independent distributors and the termination of participation in the Flowers Industries, Inc. Retirement Plans of certain employees.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Net periodic pension costs of these plans for each of the respective periods includes the following components:

                                                FOR THE 27
                                                WEEKS ENDED      FOR THE 52 WEEKS ENDED
                                                -----------   -----------------------------
                                                JANUARY 3,    JUNE 29,   JUNE 29,   JULY 1,
                                                   1998         1997       1996      1995
                                                -----------   --------   --------   -------
                                                          (AMOUNTS IN THOUSANDS)
Service cost-benefit earned during the
  period......................................   $  2,846     $  5,603   $ 5,765    $ 5,538
Interest cost on projected benefit
  obligation..................................      5,207       10,311     9,341      8,261
Reduction of pension costs due to actual
  return on plan assets.......................    (26,113)     (10,415)   (9,073)    (8,593)
Net amortization and deferral.................     20,171         (639)     (373)      (203)
                                                 --------     --------   -------    -------
                                                 $  2,111     $  4,860   $ 5,660    $ 5,003
                                                 ========     ========   =======    =======

     Assumptions used to determine net periodic pension cost for these plans at each of the respective period ends are as follows:

                                                      JANUARY 3,   JUNE 28,   JUNE 29,   JULY 1,
                                                         1998        1997       1996      1995
                                                      ----------   --------   --------   -------
Discount rate.......................................     8.00%       8.00%      7.75%     8.25%
Rate of increase in compensation levels.............     5.50        5.50       5.25      5.75
Expected long-term rate of return on assets.........     9.00        9.00       9.00      9.00

     Flowers Industries, Inc. Retirement Plans No. 01 and 02 have assets that exceed the accumulated benefit obligation. There are certain plans, however, with accumulated benefit obligations which exceed plan assets. The following table summarizes the funded status of the Company's pension plans and the related amounts that are recognized in the Company's balance sheet at January 3, 1998, June 28, 1997 and June 29, 1996:

                                  PLANS FOR         PLANS FOR         PLANS FOR         PLANS FOR
                                    WHICH             WHICH             WHICH             WHICH
                                ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED      ACCUMULATED
                                 ACCUMULATED     BENEFITS EXCEED     ACCUMULATED     BENEFITS EXCEED
                                  BENEFITS           ASSETS           BENEFITS           ASSETS
                               ---------------   ---------------   ---------------   ---------------
                               JANUARY 3, 1998   JANUARY 3, 1998    JUNE 28, 1997     JUNE 28, 1997
                               ---------------   ---------------   ---------------   ---------------
                                                      (AMOUNTS IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Accumulated benefit
    obligations:
    Vested...................     $(118,783)         $(4,810)         $(112,419)         $(4,696)
    Nonvested................        (2,604)            (143)            (2,387)            (137)
                                  ---------          -------          ---------          -------
                                  $(121,387)         $(4,953)         $(114,806)         $(4,833)
                                  =========          =======          =========          =======
Plan assets at fair value....     $ 152,748          $ 2,080          $ 135,810          $ 2,009
Projected benefit
  obligations................      (139,244)          (7,693)          (132,122)          (7,473)
                                  ---------          -------          ---------          -------
Plan assets in excess of
  (less than) projected
  benefit obligations........        13,504           (5,613)             3,688           (5,464)
Items not yet recognized in
  earnings:
  Unrecognized net asset at
    transition...............        (4,154)                             (4,366)
  Unrecognized prior service
    cost.....................           528               88                562               33
  Unrecognized net (gain)
    loss.....................       (18,847)           2,277             (9,308)           2,417
                                  ---------          -------          ---------          -------
Contribution payable.........     $  (8,969)         $(3,248)         $  (9,424)         $(3,014)
                                  =========          =======          =========          =======

                                  PLANS FOR         PLANS FOR
                                    WHICH             WHICH
                                 ACCUMULATED       ACCUMULATED
                               BENEFITS EXCEED   BENEFITS EXCEED
                                   ASSETS            ASSETS
                               ---------------   ---------------
                                JUNE 29, 1996     JUNE 29, 1996
                               ---------------   ---------------
                                    (AMOUNTS IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Accumulated benefit
    obligations:
    Vested...................     $ (98,543)         $(4,615)
    Nonvested................        (1,937)            (136)
                                  ---------          -------
                                  $(100,480)         $(4,751)
                                  =========          =======
Plan assets at fair value....     $ 114,508          $ 2,047
Projected benefit
  obligations................      (117,730)          (6,932)
                                  ---------          -------
Plan assets in excess of
  (less than) projected
  benefit obligations........        (3,222)          (4,885)
Items not yet recognized in
  earnings:
  Unrecognized net asset at
    transition...............        (5,207)
  Unrecognized prior service
    cost.....................          (110)             348
  Unrecognized net (gain)
    loss.....................         2,929            1,417
                                  ---------          -------
Contribution payable.........     $  (5,610)         $(3,120)
                                  =========          =======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Company made contributions of approximately $526,000 in the twenty-seven weeks ended January 3, 1998, $371,000 in fiscal 1997, $271,000 in fiscal 1996 and $441,000 in fiscal 1995 to collectively bargained, multiemployer pension plans based on specific rates per hour worked by participating employees.

NOTE 9.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                 FOR THE 27
                                                 WEEKS ENDED      FOR THE 52 WEEKS ENDED
                                                 -----------   -----------------------------
                                                 JANUARY 3,    JUNE 28,   JUNE 29,   JULY 1,
                                                    1998         1997       1996      1995
                                                 -----------   --------   --------   -------
                                                           (AMOUNTS IN THOUSANDS)
Current taxes:
  Federal......................................    $5,686      $26,910    $13,915    $21,886
  State........................................     2,395        5,557      2,621      2,723
                                                   ------      -------    -------    -------
                                                    8,081       32,467     16,536     24,609
                                                   ------      -------    -------    -------
Deferred taxes:
  Federal......................................     2,395        1,587      1,636      1,358
  State........................................      (319)         347        347        854
                                                   ------      -------    -------    -------
                                                    2,076        1,934      1,983      2,212
                                                   ------      -------    -------    -------
Benefit of operating loss carryforwards........      (525)      (1,210)      (334)    (1,107)
                                                   ------      -------    -------    -------
Provision for income taxes.....................    $9,632      $33,191    $18,185    $25,714
                                                   ======      =======    =======    =======

     Deferred tax liabilities (assets) are comprised of the following:

                                                       FOR THE 27     FOR THE 52 WEEKS
                                                       WEEKS ENDED          ENDED
                                                       -----------   -------------------
                                                       JANUARY 3,    JUNE 28,   JUNE 29,
                                                          1998         1997       1996
                                                       -----------   --------   --------
                                                            (AMOUNTS IN THOUSANDS)
Depreciation.........................................   $ 52,936     $ 51,275   $ 47,999
Other................................................     13,871        8,673      7,902
                                                        --------     --------   --------
  Gross deferred tax liabilities.....................     66,807       59,948     55,901
                                                        --------     --------   --------
Self-insurance accrual...............................     (5,228)      (5,274)    (5,926)
Vacation accrual.....................................     (2,080)      (2,275)    (2,554)
Pension accrual......................................     (3,246)      (2,481)    (2,547)
Purchase accounting reserves.........................    (13,921)     (14,483)        --
Loss carryforwards...................................     (4,739)      (4,117)    (3,805)
Other................................................    (16,050)      (9,093)    (7,565)
                                                        --------     --------   --------
  Gross deferred tax assets..........................    (45,264)     (37,723)   (22,397)
Deferred tax assets valuation allowance..............      2,119        2,240      2,774
                                                        --------     --------   --------
                                                        $ 23,662     $ 24,465   $ 36,278
                                                        ========     ========   ========

     The net change in the valuation allowance for deferred tax assets was a decrease of $121,000, related to operating loss carryforwards.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

                                                 FOR THE 27
                                                 WEEKS ENDED      FOR THE 52 WEEKS ENDED
                                                 -----------   -----------------------------
                                                 JANUARY 3,    JUNE 28,   JUNE 29,   JULY 1,
                                                    1998         1997       1996      1995
                                                 -----------   --------   --------   -------
                                                           (AMOUNTS IN THOUSANDS)
Tax at U.S. federal income tax rate............    $8,757      $30,728    $16,919    $23,805
State income taxes, net of U.S. federal income
  tax benefit..................................     1,390        3,837      1,929      2,325
Benefit of operating loss carryforwards........      (525)      (1,210)      (334)    (1,107)
Other..........................................        10         (164)      (329)       691
                                                   ------      -------    -------    -------
  Provision for income taxes...................    $9,632      $33,191    $18,185    $25,714
                                                   ======      =======    =======    =======

     The amount of federal operating loss carryforwards generated by certain subsidiaries prior to their acquisition is $2,825,000 with expiration dates through the fiscal year 2009. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state operating loss carryforwards of $63,579,000 with expiration dates through the fiscal year 2013.

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

NOTE 10.  OTHER EMPLOYEE BENEFIT PLANS

     Under the Company's Bonus Plan, approved annually by the Compensation Committee, certain key employees may receive bonus compensation based on attainment of specified income goals. Total compensation under the Bonus Plan was approximately $3,405,000, $6,969,000, $877,000 and $6,157,000 for the
twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

     The Flowers Industries, Inc. 401(k) Retirement Savings Plan covers substantially all employees who have completed certain service requirements. Generally the cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 25% of the employees contributions up to 6% of compensation. During the twenty-seven weeks ended January 3, 1998, fiscal 1997, fiscal 1996 and fiscal 1995, the total cost and contributions was $646,000, $1,367,000, $1,268,000 and $265,000, respectively.

NOTE 11.  LEGAL MATTERS AND CONTINGENCIES

     The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations. A reserve of $4,935,000 was recorded during fiscal 1996 and paid during fiscal 1997 representing final settlement of certain litigation involving subsidiary operations in Texas.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12.  ACQUISITIONS

     On May 31, 1996, the Company acquired certain assets of Mrs. Smith's, Inc., a manufacturer and marketer of frozen pies, including its brand name and trademarks from the J. M. Smucker Company. Under the terms of the acquisition agreement, Flowers paid $30,000,000, consisting of $15,000,000 in cash at closing and a $15,000,000 note payable. In addition, the Company entered into ten-year leases for the property, plant and equipment used in the business. The acquisition has been accounted for as a purchase, and, accordingly, the results of operations of the acquired business are included in the consolidated statement of income from the date of acquisition.

     The following unaudited condensed combined pro forma results of operations assume the acquisition occurred as of the beginning of each fiscal year:

                                                                   FOR THE YEAR ENDED
                                                              ----------------------------
                                                              JUNE 29, 1996   JULY 1, 1995
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS
                                                                 EXCEPT PER SHARE DATA)
Sales.......................................................   $1,351,769      $1,249,461
Net income..................................................       33,056          45,057
Earnings per share -- basic.................................          .38             .52
Earnings per share -- diluted...............................          .38             .52

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the fiscal year, nor are they necessarily indicative of future operating results.

     In addition, the Company acquired certain other businesses during fiscal 1996, fiscal 1997 and the twenty-seven weeks ended January 3, 1998 which have been accounted for as purchases. These acquisitions are immaterial to the results of operations and financial condition of the Company.

     During fiscal 1997, the Company recorded $22,653,000, net of tax of $14,483,000, in additional goodwill related to liabilities anticipated to be incurred for planned activities for certain acquisitions made during fiscal 1996 and fiscal 1997. A reserve of $34,953,000 and $35,530,000 relating to these transactions is included in other accrued liabilities at January 3, 1998 and June 28, 1997, respectively.

NOTE 13.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

     In January 1996, the Company acquired, for $62,500,000, a 49.6% interest in INFLO Holdings Corporation (INFLO), a newly formed corporation jointly owned by the Company and Artal Luxembourg S.A. On January 26, 1996, INFLO acquired 100% of Keebler Corporation for an aggregate consideration of $454,900,000 from United Biscuits (Holdings) plc. Keebler is the second largest cookie and cracker manufacturer in the United States. The acquisition of Keebler Corporation was financed through the equity of INFLO and bank borrowings. The Company accounts for its investment in INFLO using the equity method of accounting.

     On June 4, 1996, Keebler Corporation acquired 100% of Sunshine Biscuits from G. F. Industries, Inc. (GFI) for an aggregate purchase price of $171,600,000. The acquisition was funded by Keebler Corporation's working capital, bank financing and the issuance to GFI of $23,600,000 of INFLO common stock and warrants. In fiscal 1996, the Company recognized a pre-tax gain on the shares issued to GFI of $4,111,000. As a result of this transaction, the Company's interest in INFLO was reduced to 45.2%.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Condensed financial information of INFLO is as follows:

                                                              APRIL 19, 1997   APRIL 20, 1996
                                                              --------------   --------------
                                                                  (AMOUNTS IN THOUSANDS)
Current assets..............................................    $  332,782        $252,791
Total assets................................................     1,081,984         867,429
Current liabilities.........................................       347,647         384,635
Total liabilities...........................................       911,997         741,174
Common stockholders' equity.................................       169,987         126,255
Total liabilities and common stockholders' equity...........     1,081,984         867,429

                                 APRIL 21, 1996 -- APRIL 19, 1997   JANUARY 26, 1996 -- APRIL 20, 1996
                                 --------------------------------   ----------------------------------
                                                        (AMOUNTS IN THOUSANDS)
Sales..........................             $1,907,307                           $345,600
Gross profit...................              1,030,539                            177,900
Net income.....................                 19,411                              1,255

     On November 20, 1997, INFLO was merged into Keebler Corporation and subsequently changed its name to Keebler Foods Company ("Keebler"). Condensed financial information of Keebler for the period included in the Company's results for the twenty-seven weeks ended January 3, 1998 are as follows:

                                                                 JANUARY 3, 1998
                                                              ----------------------
                                                              (AMOUNTS IN THOUSANDS)
Current assets..............................................        $  301,646
Total assets................................................         1,042,851
Current liabilities.........................................           368,185
Total liabilities...........................................           820,800
Common stockholders' equity.................................           222,051
Total liabilities and common stockholders' equity...........         1,042,851

                                                        JUNE 29, 1997 - JANUARY 3, 1998
                                                        -------------------------------
                                                             (AMOUNTS IN THOUSANDS)
Sales.................................................             $1,164,224
Gross profit..........................................                668,529
Net income............................................                 45,372

     As presented above, the Company's net income from its investment in Keebler for the twenty-seven weeks ended January 3, 1998, includes twenty-seven weeks of Keebler's operating results. The increase in retained earnings reflected as equity from investment in unconsolidated affiliate of $2,700,000 was necessitated by the Company's change in fiscal year end and represents the elimination of the lag of approximately two months in its recognition of Keebler's results.

     Currently, Keebler's existing credit agreement places certain restrictions on its ability to pay dividends. As of January 3, 1998, the Company had recognized aggregate equity of $29 million from its investment in Keebler.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Results of operations for each of the two quarters of the twenty seven-weeks ended January 3, 1998 and for each of the four quarters of the fiscal years ended June 28, 1997 and June 29, 1996 follow (each quarter represents a period of twelve weeks except the fourth quarter, which includes sixteen weeks and the second quarter of 1998, which includes fifteen weeks):

                  QUARTER                      FIRST      SECOND       THIRD      FOURTH
                  -------                    ---------   ---------   ---------   ---------
                                               1998        1998
                                               1997        1997        1997        1997
                                               1996        1996        1996        1996
                                             ---------   ---------   ---------   ---------
                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales......................................  $308,387    $475,710(1) $     --    $     --
                                              322,710     381,290     301,392     432,321
                                              269,674     290,538     275,013     403,339
Gross Profit...............................   142,911     222,260(1)       --          --
                                              140,438     164,756     142,278     202,442
                                              125,893     130,676     125,398     181,835
Income before income taxes.................    15,364       9,655(1)       --          --
                                               32,925      19,175       9,912      25,782
                                               12,696      12,749       9,135      13,760
Net (loss) income from investment in
  unconsolidated affiliate.................     5,157      12,904(1)       --          --
                                                 (531)        336       6,005       1,911
                                                   --          --          --         613
Net income.................................    14,529       9,031(1)       --          --
                                               19,948      12,263      12,170      17,943
                                                7,897       7,930       5,682       9,259
Basic net income per common share..........       .16         .10(1)       --          --
                                                  .23         .14         .14         .20
                                                  .09         .09         .07         .11
Diluted net income per common share........       .16         .10(1)       --          --
                                                  .23         .14         .14         .20
                                                  .09         .09         .07         .11

---------------

(1) Amounts relate to a fifteen week period ended January 3, 1998 and, as such, do not correspond to the amounts reported in the Company's Second Quarter Form 10-Q for the twelve week period ended December 13, 1997.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15.  NET INCOME PER SHARE

     Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method.

     The following table sets forth the computation of basic and diluted net income per shares:

                                                 27 WEEKS                      52 WEEKS ENDED
                                                   ENDED        --------------------------------------------
                                              JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996   JULY 1, 1995
                                              ---------------   -------------   -------------   ------------
                                                                  (AMOUNTS IN THOUSANDS)
Numerator:
  Income before cumulative effect of changes
     in accounting principles, net of tax...      $33,448          $62,324         $30,768        $42,301
  Cumulative effect of changes in accounting
     principles, net of tax.................       (9,888)
                                                  -------          -------         -------        -------
  Net income................................      $23,560          $62,324         $30,768        $42,301
                                                  =======          =======         =======        =======
Denominator:
  Basic weighted average shares.............       88,368           88,000          86,933         86,229
  Effect of dilutive securities:
     Stock options..........................          405              401             278            209
                                                  -------          -------         -------        -------
  Diluted weighted average shares...........       88,773           88,401          87,211         86,438
                                                  =======          =======         =======        =======

NOTE 16. UNAUDITED OPERATING RESULTS FOR THE TWENTY-SEVEN WEEKS ENDED JANUARY 4, 1997

     The unaudited condensed results of operations for the twenty-seven weeks ended January 4, 1997 are presented below. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of operations.

                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                              -----------------------
Sales.......................................................         $774,767
Income before income taxes..................................           50,335
Income taxes................................................           19,027
Net loss from investment in unconsolidated affiliate........             (195)
Net income..................................................           31,113
Earnings per share -- basic.................................              .35
Earnings per share -- diluted...............................              .35

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  SUBSEQUENT EVENT

     On February 3, 1998, the Company acquired an additional 11.5% of the common stock of Keebler, giving the Company a controlling ownership position in Keebler of approximately 55%. Under the terms of the acquisition agreement, the Company paid $308,624,000 in cash at closing. The acquisition was financed through borrowings under the $500,000,000 syndicated loan facility.

     The following unaudited condensed combined pro forma results of operations assume the acquisition occurred as of the beginning of each period:

                                                                   FOR THE             FOR THE
                                                              TWENTY-SEVEN WEEKS   FIFTY-TWO WEEKS
                                                                    ENDED               ENDED
                                                               JANUARY 3, 1998      JUNE 28, 1997
                                                              ------------------   ---------------
                                                                (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                          SHARE DATA)
Sales.......................................................      $1,792,419         $3,421,082
Net income..................................................          27,915             56,765
Earnings per share -- basic.................................             .32                .65
Earnings per share -- diluted...............................             .31                .64

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Flowers Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 23, 1998 of this Transition Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

Atlanta, Georgia
March 23, 1998

                VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)

                                                           BALANCE
                                                             AT                                 BALANCE
                                                          BEGINNING   ADDITIONS                 AT END
CLASSIFICATION                                            OF PERIOD    AT COST    DEDUCTIONS   OF PERIOD
--------------                                            ---------   ---------   ----------   ---------
                                                                      (AMOUNTS IN THOUSANDS)
Twenty-seven Weeks Ended January 3, 1998
  Cost in Excess of Net Tangible Assets.................   $68,453     $ 7,429     $  (994)     $74,888
                                                           =======     =======     =======      =======
Year Ended June 28, 1997
  Cost in Excess of Net Tangible Assets.................   $44,617     $24,977     $(1,141)     $68,453
                                                           =======     =======     =======      =======
Year Ended June 29, 1996
  Cost in Excess of Net Tangible Assets.................   $ 9,281     $35,625     $  (289)     $44,617
                                                           =======     =======     =======      =======
Year Ended July 1, 1995
  Cost in Excess of Net Tangible Assets.................   $ 9,618     $   393     $  (730)     $ 9,281
                                                           =======     =======     =======      =======

See Note 1 of Notes to Consolidated Financial Statements for accounting policy for capitalization and amortization of intangible assets.