Form 10-Q
period 1998-04-25
FLOWERS INDUSTRIES INC /GA
filed 1998-06-08
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     APRIL 25, 1998
                                   --------------


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________


Commission file number      1-9787
                            ------

                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                          GEORGIA                                                               58-0244940
                          -------                                                               ----------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification Number)


                    1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      31757
                                    ----------
                                    (Zip Code)

                                  912/226-9110
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     -----            -----


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
     -----            -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     TITLE OF EACH CLASS                  OUTSTANDING AT JUNE  1, 1998
     -------------------                  ----------------------------
COMMON STOCK, $.625  PAR VALUE                     99,809,232

                            FLOWERS INDUSTRIES, INC.

                                      INDEX

                                                                            Page Number
                                                                            -----------
PART I.       Financial Information

     Item 1.    Financial Statements

              Consolidated Balance Sheet
                April 25, 1998 and January 3, 1998                                3

              Consolidated Statement of Income
                Sixteen Weeks Ended April 25, 1998
                and April 26, 1997                                                5

              Consolidated Statement of Cash Flows
                Sixteen Weeks Ended April 25, 1998
                and April 26, 1997                                                6

                Notes to Consolidated Financial Statements                        8

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           12


PART II.      Other Information

     Item 5.    Other Information                                                15

     Item 6.    Exhibits and Reports on Form 8-K                                 16

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                    (Amounts in Thousands, Except Share Data)

                                                                      April 25,          January 3,
                                                                        1998                1998
                                                                     ------------------------------
                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                       $    37,806         $   3,866
     Accounts receivable and notes receivable, net                       229,669           118,147
     Inventories:
         Raw materials                                                    78,600            40,459
         Finished goods                                                  151,647            44,650
         Supplies                                                         22,874            20,322
                                                                     -----------         ---------
                                                                         253,121           105,431
                                                                     -----------         ---------
     Deferred income taxes                                                60,775            16,024
     Prepaid expenses and other assets                                    32,200             9,421
                                                                     -----------         ---------
                                                                         613,571           252,889
                                                                     -----------         ---------

PROPERTY, PLANT and EQUIPMENT:
     Land                                                                 38,813            20,388
     Buildings                                                           344,429           208,179
     Machinery and equipment                                             788,965           443,739
     Furniture, fixtures and transportation equipment                     92,561            28,095
     Construction in progress                                            105,932            46,262
                                                                     -----------         ---------
                                                                       1,370,700           746,663
                                                                     -----------         ---------
     Less:  Accumulated depreciation                                    (438,784)         (308,342)
                                                                     -----------         ---------
                                                                         931,916           438,321
                                                                     -----------         ---------

OTHER ASSETS:
     Investment in unconsolidated affiliate                                                100,663
     Other long-term assets                                              114,569            32,620
                                                                     -----------         ---------
                                                                         114,569           133,283
                                                                     -----------         ---------

COST IN EXCESS OF NET TANGIBLE ASSETS:
     Cost in excess of net tangible assets, net                          552,148            74,888
                                                                     -----------         ---------
                                                                     $ 2,212,204         $ 899,381
                                                                     ===========         =========


          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (Amounts in Thousands, Except Share Data)

                                                                      April 25,          January 3,
                                                                         1998               1998
                                                                     ------------------------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
     Commercial paper outstanding                                    $    74,973         $  53,506
     Current portion of long-term debt                                    33,092             4,232
     Accounts payable                                                    196,948            72,311
     Accrued taxes other than income taxes                                 4,327             5,230
     Income taxes                                                          9,110
     Other accrued liabilities                                           327,187            97,333
                                                                     -----------         ---------
                                                                         645,637           232,612
                                                                     -----------         ---------
Long-term debt                                                           839,742           276,211
                                                                     -----------         ---------
Deferred income taxes                                                    108,606            39,686
                                                                     -----------         ---------
Postretirement/postemployment obligations                                 62,756
                                                                     -----------         ---------
Other long-term liabilities                                               49,005             2,305
                                                                     -----------         ---------
Minority interest                                                        113,811
                                                                     -----------         ---------
Commitments and contingencies
                                                                     -----------         ---------

STOCKHOLDERS' EQUITY:
     Preferred Stock - $100 par value, authorized
         10,467 shares and none issued
     Preferred Stock - $100 par value, authorized
         249,533 shares and none issued
     Common stock - $.625 par value, authorized
         350,000,000 shares, issued 90,982,062 and
         88,636,089 shares, respectively                                  56,864            55,398
     Capital in excess of par value                                       90,625            45,200
     Retained earnings                                                   271,592           266,734
     Less:  Common stock in treasury, 172,831
                   and 207,670 shares, respectively                       (2,261)           (2,452)
            Restricted Stock Award and Equity
                   Incentive Award                                       (24,173)          (16,313)
                                                                     -----------         ---------
                                                                         392,647           348,567
                                                                     -----------         ---------
                                                                     $ 2,212,204         $ 899,381
                                                                     ===========         =========


          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                        For the 16 Weeks Ended
                                                                     -----------------------------
                                                                      April 25,          April 26,
                                                                        1998                1997
                                                                     -----------------------------
Sales                                                                $ 1,075,472         $ 413,221
Other income                                                               1,562             2,558
                                                                     -----------         ---------
                                                                       1,077,034           415,779
                                                                     -----------         ---------

Materials, supplies, labor and other production costs                    486,290           215,301
Selling, delivery and administrative expenses                            500,571           161,450
Depreciation and amortization                                             34,196            14,436
Interest                                                                  19,145             6,682
                                                                     -----------         ---------
                                                                       1,040,202           397,869
                                                                     -----------         ---------

Income before income taxes and minority interest                          36,832            17,910
Federal and state income taxes                                            15,486             6,770
Income from investment in unconsolidated affiliate                                           5,340
                                                                     -----------         ---------
Income before minority interest                                           21,346            16,480
Minority interest                                                         (6,318)
                                                                     -----------         ---------
Net income                                                           $    15,028         $  16,480
                                                                     ===========         =========

Earnings Per Common Share:
Basic --
     Net income per common share                                     $      0.17         $    0.19
                                                                     ===========         =========
     Weighted average shares outstanding                                  90,259            88,118
                                                                     ===========         =========

Diluted --
     Net income per common share                                     $      0.17         $    0.19
                                                                     ===========         =========
     Weighted average shares outstanding                                  90,727            88,527
                                                                     ===========         =========

Cash dividends paid per common share                                 $    0.1150         $  0.1033
                                                                     ===========         =========


          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                        For the 16 Weeks Ended
                                                                     -----------------------------
                                                                     April 25,           April 26,
                                                                        1998                1997
                                                                     -----------------------------
Cash flows from operating activities:
     Cash received from customers                                    $ 1,063,813         $ 422,651
     Other                                                                 1,985             1,672
                                                                     -----------         ---------
Cash provided by operating activities                                  1,065,798           424,323
                                                                     -----------         ---------
     Cash paid to suppliers and employees                              1,030,860           382,460
     Interest paid                                                        19,403             9,386
     Income taxes paid                                                     9,361
                                                                     -----------         ---------
Cash disbursed from operating activities                               1,059,624           391,846
                                                                     -----------         ---------
Net cash flow provided by operating
     activities (See Schedule 1)                                           6,174            32,477
                                                                     -----------         ---------
Cash flows from investing activities:
     Purchase of property, plant and equipment                           (26,880)          (24,230)
     Acquisition of majority interest in Keebler                        (263,806)
     Other                                                                (3,135)            3,944
                                                                     -----------         ---------
Net cash disbursed for investing activities                             (293,821)          (20,286)
                                                                     -----------         ---------
Cash flows from financing activities:
     Dividends paid                                                      (10,170)           (9,088)
     Purchases of treasury stock                                          (3,503)              (67)
     Exercise of options and warrants                                     20,157
     Increase (decrease) in short-term notes payable                      21,012           (14,005)
     Increase in line of credit borrowings                               300,000            10,000
     Payments of long-term debt                                           (5,909)           (3,964)
                                                                     -----------         ---------
Net cash provided by (disbursed for) financing activities                321,587           (17,124)
                                                                     -----------         ---------
Net increase (decrease) in cash and cash equivalents                 $    33,940         $  (4,933)
                                                                     ===========         =========


          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                    For the 16 Weeks Ended
                                                                                   -----------------------
                                                                                   April 25,      April 26,
                                                                                     1998           1997
                                                                                   --------       --------
                       Schedule 1
-------------------------------------------------------
Schedule reconciling net income to net cash flow provided by operating activities:
     Net income                                                                    $ 15,028       $ 16,480
                                                                                   --------       --------
     Noncash expenses, revenues, losses and gains included in income:
          Depreciation and amortization                                              34,196         14,436
          Deferred income taxes                                                      (3,002)
          Income from majority ownership in Keebler                                  (7,722)
          Income from investment in unconsolidated affiliate                                        (5,340)
     Changes in assets and liabilities, net of acquisitions and divestitures:
          (Increase) decrease in accounts receivable                                 (9,390)        11,701
          Increase in inventories                                                   (34,396)       (12,130)
          (Increase) decrease in prepaid expenses and other assets                      556         (3,157)
          Increase (decrease) in accounts payable                                    (5,469)        19,241
          Increase (decrease) in accrued taxes and other liabilities                 16,373         (8,754)
                                                                                   --------       --------
                                                                                   $  6,174       $ 32,477
                                                                                   ========       ========

                       Schedule 2
-------------------------------------------------------
Schedule of noncash investing and financing activities:
     Common stock issued in connection with the
          exercise of employee stock options                                       $     96       $  1,450
                                                                                   ========       ========
     Stock issued and held in escrow in connection
          with Restricted Stock Awards                                             $  8,542       $    467
                                                                                   ========       ========
     Stock issued for acquisition                                                  $ 40,000       $
                                                                                   ========       ========


          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Flowers Industries, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 25, 1998 and January 3, 1998, the results of operations for the sixteen weeks ended April 25, 1998 and April 26, 1997 and statement of cash flows for the sixteen weeks ended April 25, 1998 and April 26, 1997. The results of operations for the sixteen week periods ended April 25, 1998 and April 26, 1997 are not necessarily indicative of the results to be expected for a full year.

    In prior years, the Company's fiscal year ended on the Saturday nearest June
    30. Concurrent with the Company's purchase of the controlling interest in Keebler Foods Company ("Keebler"), as further discussed in Note 4, the Company changed its fiscal year end to coincide with Keebler's, which consists of thirteen four week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The Company's quarterly reporting periods for fiscal year 1998 are as follows: first quarter ending April 25, 1998 (sixteen weeks), second quarter ending July 18, 1998 (twelve weeks), third quarter ending October 10, 1998 (twelve weeks) and fourth quarter ending January 2, 1999 (twelve weeks). Unaudited condensed combined pro forma results of operations which assume the acquisition of the controlling interest in Keebler had occurred as of the beginning of each period presented are included in Note 4.

    Certain reclassifications of prior period information have been made to conform with the current period reporting.

2. Net Income Per Common Share - Basic earnings per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share data):

                                                                         For the 16 Weeks Ended
                                                                    ------------------------------
                                                                      April 25,          April 26,
                                                                        1998                1997
                                                                     -----------         ---------
 Numerator:
      Net income                                                     $    15,028         $  16,480
                                                                     ===========         =========

 Denominator:
     Basic weighted average shares                                        90,259            88,118
     Effect of dilutive securities:
            Stock options
                                                                             468               409
                                                                     -----------         ---------
     Diluted weighted average shares                                      90,727            88,527
                                                                     ===========         =========

 Earnings per common share:
     Basic                                                           $      0.17         $    0.19
                                                                     ===========         =========
     Diluted                                                         $      0.17         $    0.19
                                                                     ===========         =========

3. The Company's primary raw materials are flour, sugar, shortening and fruits. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials are used in production. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At April 25, 1998, the Company had no material commitments outstanding relating to derivative financial instruments.

    During June 1997, the Company entered into an arrangement that allows for the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At April 25, 1998, the Company had no material amounts outstanding under this arrangement.

4. Acquisitions - On February 3, 1998, the Company acquired an additional 11.5% of the common stock of Keebler Foods Company ("Keebler"), concurrent with Keebler's initial public offering, giving the Company a controlling ownership position in Keebler of approximately 55%. The aggregate purchase price of the additional interest in Keebler was approximately $311,624,000, including transaction expenses. The acquisition was initially financed through borrowings under the Company's $500,000,000 syndicated loan facility. Keebler is a major producer and marketer of cookies and crackers in the United States. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and, accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of April 25, 1998. The acquisition of the controlling interest resulted in the Company consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date the Company acquired the controlling interest, would not have been materially different had they been accounted for under the equity method, the method by which the Company had previously accounted for its investment in Keebler. The aggregate excess of the purchase price over the fair value of the net assets underlying the additional interest acquired of approximately $263,391,000 has been recorded as goodwill and is being amortized over 40 years.

    The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the respective fair values at the date of purchase, as summarized below (amounts in thousands):

Cash                                                  $ 46,989
Accounts receivable                                     98,963
Inventory                                              112,462
Other current assets                                    63,033
Property, plant and equipment                          478,121
Cost in excess of net tangible assets                  201,205
Other assets                                            61,879
Current liabilities                                    368,185
Long-term debt                                         272,390
Deferred income taxes                                   69,417
Postretirement/postemployment obligations               60,605
Other noncurrent liabilities                            50,203
Minority interest                                      108,833

    The following unaudited condensed combined pro forma results of operations assume the acquisition occurred as of the beginning of each period (amounts in thousands, except per share data):

                                                                         For the 16 Weeks Ended
                                                                  ---------------------------------
                                                                  April 25, 1998     April 26, 1997
                                                                  --------------     --------------
    Sales                                                            $ 1,075,472         $1,010,255
    Income before extraordinary loss                                      15,028             11,135
    Net income                                                            15,028              9,654
    Earnings Per Common Share:
      Income before extraordinary loss - basic                               .17                .13
      Income before extraordinary loss - diluted                             .17                .13
      Net income - basic                                                     .17                .11
      Net income - diluted                                                   .17                .11

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

    On January 30, 1998, the Company acquired the outstanding common stock of Franklin Baking Company ("Franklin") in Goldsboro, North Carolina. Franklin is a producer and marketer of fresh bakery products primarily to supermarkets. This business combination has been accounted for as a purchase, and, accordingly, the results of operations of Franklin are included in the consolidated statement of income from the date of acquisition. The Company does not consider the effects of the acquisition significant for pro forma disclosure purposes.

5. Other accrued liabilities consist of (amounts in thousands):

                                                                  April 25, 1998    January 3, 1998
                                                                  --------------    ---------------
   Employee compensation                                             $    72,033         $  18,123
   Self-insurance                                                         69,169            13,429
   Purchase accounting reserves                                           40,810            34,953
   Marketing and consumer promotions                                      75,365                 -
   Other                                                                  69,810            30,828
                                                                     -----------         ---------
    Total                                                            $   327,187         $  97,333
                                                                     ===========         =========

6. The following table summarizes the Company's debt (amounts in thousands):

                                                                  April 25, 1998   January 3, 1998
                                                                  --------------   ---------------
    Private placement long-term Senior Notes                         $   125,000         $ 125,000
    Senior Subordinated Notes                                            124,400                 -
    Borrowings under syndicated loan facility                            422,000           122,000
    Term A loans                                                         152,000                 -
    Commercial paper program                                              74,973            53,506
    Industrial revenue bonds                                              13,170            13,170
    Other notes payable                                                   36,264            20,273
                                                                     -----------         ---------
                                                                         947,807           333,949
    Due within one year                                                  108,065            57,738
                                                                     -----------         ---------
    Due after one year                                               $   839,742         $ 276,211
                                                                     ===========         =========

7. Comprehensive Income - As of January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or stockholders' equity.

    During the first quarter of fiscal 1998 and the comparable period in the prior year, total comprehensive income substantially equaled net income.

8. Subsequent Events - On April 27, 1998, the Company sold 9,000,000 shares of its common stock in a public offering at $22 per share and $200,000,000 of 7.15% debentures due April 15, 2028. Net proceeds from the offerings were used to reduce borrowings under the $500,000,000 syndicated loan facility which were primarily incurred to purchase the controlling interest in Keebler.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Matters Affecting Analysis:

On February 3, 1998, the Company acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving the Company a controlling ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). From January 26, 1996, the date of the Company's initial investment in Keebler, through January 3, 1998, the Company accounted for its investment in Keebler using the equity method of accounting. For reporting periods beginning after January 3, 1998, the Company has consolidated Keebler for financial reporting purposes.


Liquidity and Capital Resources:

Net cash provided by operating activities during the first quarter of fiscal 1998 was $6,174,000. Positive cash flow of $15,028,000 was provided from net income for the quarter, which includes income from Keebler of $7,722,000, from which the Company receives no cash benefit. Cash flows provided by operations were negatively impacted by the build-up of inventory depleted after the high selling period. Timing of payments of accrued taxes and other liabilities had a positive impact on cash flows.

Cash disbursed for investing activities for the first quarter of fiscal 1998 of $293,821,000 was primarily used for the Keebler Acquisition and capital expenditures throughout the Company.

For the first quarter of fiscal 1998, net cash provided by financing activities of $321,587,000 was primarily due to borrowings under the Company's syndicated loan facility and the exercise of warrants by Bermore Ltd., concurrent with Keebler's initial public offering on February 3, 1998.

At April 25, 1998, cash and cash equivalents were $37,806,000, long-term debt was $839,742,000 and current maturities were $33,092,000. The Company had a total of $422,000,000 borrowed under a five-year $500,000,000 syndicated loan facility at April 25, 1998. Subsequent to quarter-end, the Company repaid $356,000,000 of the syndicated loan balance, thus reducing the amount currently outstanding to $66,000,000. Also, currently outstanding are $125,000,000 of long-term Senior Notes issued through a private placement completed during fiscal 1996. The Company has in place a $75,000,000 short-term commercial paper program to finance inventory. Borrowings outstanding under this program at April 25, 1998 were $74,973,000. In connection with the consolidation of Keebler, the Company has recorded additional indebtedness of $293,455,000 as of April 25, 1998, however, the Company has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler.

Dividends paid per share increased 11% to $.1150 in the first quarter of fiscal 1998 from $.1033 paid for the comparable period in the prior year.

Results of Operations:

Results of operations expressed as a percentage of net sales for the sixteen weeks ended April 25, 1998 and April 26, 1997 are set forth below:

                                                        For the 16 Weeks Ended
                                                 April 25, 1998       April 26, 1997
                                                 -----------------------------------
  Sales                                              100.00%             100.00%
  Gross profit                                        54.78               47.90
  Selling, delivery and administrative expenses       46.54               39.07
  Depreciation and amortization                        3.18                3.49
  Interest                                             1.78                1.62
  Income before income taxes and minority
  interest                                             3.42                4.33
  Federal and state income taxes                       1.44                1.64
  Net income                                           1.40%               3.99%


Sales. For the first quarter of fiscal 1998, sales were $1,075,472,000, or 160% higher than sales for the comparable period in the prior year, which were $413,221,000. Most of the increase was due to the consolidation of Keebler's sales, in the amount of $636,746,000, following the Keebler Acquisition. Keebler's sales were driven primarily by selected price increases, as well as an increase in sales volume. The Company also experienced increased sales as a result of the acquisition of two other businesses, product mix changes and price increases.

Gross Profit. For the first quarter of fiscal 1998, gross profit was $589,182,000, or 198% higher than gross profit for the comparable period in the prior year, which was $197,920,000. The Company's gross profit for the first quarter includes gross profit of $380,206,000 attributable to Keebler, a factor not present in the prior year. Lower ingredient costs were also a factor in the gross profit improvement.

Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses were $500,571,000 for the first quarter of fiscal 1998, or 210% higher than its expenses of $161,450,000 for the comparable period in the prior year, due primarily to the inclusion of $332,066,000 of such expenses for Keebler in the current period. The increase in these expenses relative to sales was primarily due to increased marketing expenses at Keebler, and were somewhat offset by shifts in the Company's product mix which reduced delivery expenses.

Depreciation and Amortization. Depreciation and amortization expense was $34,196,000 for the first quarter of fiscal 1998, an increase of 137% over the corresponding period in the prior year, which was $14,436,000. The increase was primarily a result of the consolidation of Keebler, increased goodwill amortization relating to the Keebler Acquisition and increased depreciation attributable to capital improvements.

Interest. For the first quarter of fiscal 1998, interest expense was $19,145,000, or 187% higher than interest expense for the corresponding period in the prior year of $6,682,000. Approximately $7,441,000 in interest expense was attributable to Keebler, and the remaining increase in interest expense was due to borrowings used to fund the Keebler Acquisition.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the first quarter of fiscal 1998 was $36,832,000, an increase of 106% over the comparable period in the prior year, which was $17,910,000. Approximately $24,235,000 of the increase was a result of the consolidation of Keebler, which was partially offset by increased goodwill amortization and interest expense, as discussed above.

Federal and State Income Taxes. Income taxes for the first quarter of fiscal 1998 were $15,486,000, an increase of 129% over the comparable period in the prior year, which were $6,770,000. This increase is due primarily to the inclusion of $10,195,000 of income taxes attributable to Keebler, as well as an increase in the effective tax rate to 42% from 37.8%. The tax rate increase is due primarily to nondeductible goodwill amortization associated with the Keebler Acquisition.

Net Income. Net income for the first quarter of fiscal 1998 was $15,028,000, a decrease of 9%, as compared to $16,480,000 reported in the prior year. This decrease is due to goodwill amortization, interest expense and income taxes as a result of the Keebler Acquisition.


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


Forward-Looking Statements

Certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, changes in the Company's business strategies and other factors discussed herein.

                           PART II. OTHER INFORMATION


Item 5.    Other Information

The following unaudited condensed combined pro forma results of operations give effect to the purchase of the controlling ownership position in Keebler on February 3, 1998, as if the transaction had occurred as of the beginning of the year ended January 3, 1998, and the sale of 9,000,000 shares of the Company's common stock in a public offering at $22 per share and $200,000,000 of 7.15% debentures on April 27, 1998, as if these transactions had occurred as of the beginning of the second quarter of the year ended January 3, 1998. The periods presented are the comparable periods in the prior year based on the Company changing its fiscal year end from the Saturday nearest June 30 to the Saturday nearest December 31 (amounts in thousands, except per share data):

                                                            For  the 16                                                 For  the 52
                                                            Weeks Ended                 For the 12 Weeks Ended          Weeks Ended

                                                             April 26,          July 19,    October 11,    January 3,   January 3,
                                                               1997               1997         1997           1998         1998
                                                           -----------------------------------------------------------------------
  Sales                                                      1,010,255         783,516        807,053         906,842    3,507,666
  Income before extraordinary loss and cumulative
   effect of changes in accounting principles                   11,135          13,420         19,784          17,437       61,776
  Net income                                                     9,654          13,420         19,784           5,397       48,255
  Earnings Per Common Share:
  Basic -
  Income before extraordinary loss and
   cumulative effect of changes in accounting
   principles                                                     0.13            0.14           0.20            0.18         0.65
  Net income                                                      0.11            0.14           0.20            0.06         0.51
  Diluted -
  Income before extraordinary loss and
   cumulative effect of changes in accounting
   principles                                                     0.13            0.14           0.20            0.18         0.65
  Net income                                                      0.11            0.14           0.20            0.06         0.51



The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibit 2(a) First Amendment to the Stock Purchase Agreement dated March 31, 1998 among the Company, Bermore Ltd., Artal Luxembourg S.A., and Keebler Foods Company.

    (b) Exhibit 27 - Financial Data Schedule (for SEC use only).

    (c) Reports on Form 8-K The Company filed a report on Form 8-K on February 18, 1998, as amended by the Form 8-K/A filed on March 13, 1998 to report the Company's acquisition of a majority interest in Keebler Foods Company, a Delaware corporation, and the change in the Company's fiscal year end.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FLOWERS INDUSTRIES, INC.





                                    /s/ Amos R. McMullian
                                    -------------------------------------------
                                    By:  Amos R. McMullian
                                         Chairman of the Board




                                    /s/ Jimmy M. Woodward
                                    -------------------------------------------
                                    By:  Jimmy M. Woodward
                                         Treasurer and Chief Accounting Officer






June 1, 1998
------------
    Date