Form 10-Q/A
period 1998-04-25
FLOWERS INDUSTRIES INC /GA
filed 1998-06-22
CIK 826227

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     APRIL 25, 1998
                                   --------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to  ______________________


Commission file number 1-9787
                       ------

                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

GEORGIA                                                58-0244940
-------                                                ----------

(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                    1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA
                    -----------------------------------------
                    (Address of principal executive offices)

                                     31757
                                     -----
                                   (Zip Code)

                                  912/226-9110
                                  ------------
              (Registrant's telephone number, including area code)

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

Yes      X            No
    ------------         -----------

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                   No
    ------------         -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


TITLE OF EACH CLASS                              OUTSTANDING AT JUNE  1, 1998
-------------------                              ----------------------------

COMMON STOCK, $.625  PAR VALUE                           99,809,232

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibit 2(a) First Amendment to the Stock Purchase Agreement dated March 31, 1998 among the Company, Bermore Ltd., Artal Luxembourg S.A., and Keebler Foods Company. Previously filed under form 10-Q dated June 8, 1998.

           Exhibit 27 - Financial data schedule for the sixteen weeks ended April 25, 1998. Previously filed under form 10-Q dated
           June 8, 1998.

           Exhibit 27.1 - Restated financial data schedule for the fiscal year ended June 29, 1996.

           Exhibit 27.2 - Restated financial data schedule for the twelve weeks ended September 21, 1996, the twenty-four weeks ended December 14, 1996, the thirty-six weeks ended March 8, 1997 and the fiscal year ended June 28, 1997.

           Exhibit 27.3 - Restated financial data schedule for the twelve weeks ended September 20, 1997 and the twenty-four weeks ended December 13, 1997.

     (b)   Reports on Form 8-K
           The Company filed a report on Form 8-K on February 18, 1998, as amended by the Form 8-K/A filed on March 13, 1998 to report the Company's acquisition of a majority interest in Keebler Foods Company, a Delaware corporation, and the change in the Company's fiscal year end.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FLOWERS INDUSTRIES, INC.





                                             /s/ Amos R. McMullian
                                             -----------------------------------
                                             By:  Amos R. McMullian
                                                  Chairman of the Board




                                             /s/ Jimmy M. Woodward
                                             -----------------------------------
                                             By:  Jimmy M. Woodward
                                                  Treasurer and Chief Accounting
                                                    Officer









June 22, 1998
-------------
    Date