Form 10-Q
period 1998-07-18
FLOWERS INDUSTRIES INC /GA
filed 1998-08-28
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D C 20549

(Mark One)
       (  X  )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JULY 18, 1998
                               -------------

       (     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________


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

Yes   ____X______            No __________


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _________                No __________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     TITLE OF EACH CLASS                          OUTSTANDING AT AUGUST 26, 1998
     -------------------                          ------------------------------
COMMON STOCK, $.625  PAR VALUE                              99,790,481

                            FLOWERS INDUSTRIES, INC.

                                      INDEX


                                                                             Page Number
                                                                             -----------
PART I.       Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheet
                July 18, 1998 and January 3, 1998                                  3

              Consolidated Statement of Income
                Twenty Eight Weeks Ended July 18, 1998
                and July 19, 1997                                                  5

              Consolidated Statement of Income
                Twelve Weeks Ended July 18, 1998
                and July 19, 1997                                                  6

              Consolidated Statement of Cash Flows
                Twenty Eight Weeks Ended July 18, 1998
                and July 19, 1997                                                  7

              Notes to Consolidated Financial Statements                           8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               12


PART II.      Other Information

     Item 5.  Other Information                                                   16

     Item 6.  Exhibits and Reports on Form 8-K                                    17

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
          (Amounts in Thousands, Except Share Data and Per Share Data)

                                                         July 18,         January 3,
                                                           1998             1998
                                                      ==============================
                                                       (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                          $    78,902        $   3,866
     Accounts and notes receivable, net                     241,766          118,147
     Inventories:
         Raw materials                                       71,262           40,459
         Finished goods                                     180,838           44,650
         Supplies                                            24,457           20,322
                                                        -----------        ---------
                                                            276,557          105,431
                                                        -----------        ---------
     Deferred income taxes                                   62,668           16,024
     Other assets                                            32,223            9,421
                                                        -----------        ---------
                                                            692,116          252,889
                                                        -----------        ---------

PROPERTY, PLANT and EQUIPMENT:
     Land                                                    38,645           20,388
     Buildings                                              343,913          208,179
     Machinery and equipment                                790,480          443,739
     Furniture, fixtures and transportation equipment        91,839           28,095
     Construction in progress                               119,950           46,262
                                                        -----------        ---------
                                                          1,384,827          746,663
     Less:  Accumulated depreciation                       (458,280)        (308,342)
                                                        -----------        ---------
                                                            926,547          438,321
                                                        -----------        ---------

OTHER ASSETS:
     Investment in unconsolidated affiliate                                  100,663
     Other                                                  119,298           32,620
                                                        -----------        ---------
                                                            119,298          133,283
                                                        -----------        ---------

COST IN EXCESS OF NET TANGIBLE
     ASSETS, NET                                            575,012           74,888
                                                        -----------        ---------
                                                        $ 2,312,973        $ 899,381
                                                        ===========        =========


          (See Accompanying Notes to Consolidated Financial Statements)
                                       -3-

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
          (Amounts in Thousands, Except Share Data and Per Share Data)

                                                         July 18,           January 3,
                                                           1998                1998
                                                       ===============================
                                                        (Unaudited)

CURRENT LIABILITIES:
     Commercial paper                                   $    74,755         $  53,506
     Current maturities of long-term debt                    33,431             4,232
     Accounts payable                                       169,966            72,311
     Income taxes                                            28,597
     Other accrued liabilities                              339,129           102,563
                                                        -----------         ---------
                                                            645,878           232,612
                                                        -----------         ---------

LONG TERM DEBT                                              738,003           276,211
                                                        -----------         ---------

OTHER LIABILITIES:
     Deferred income taxes                                  107,946            39,686
     Postretirement/postemployment obligations               62,457
     Other long-term liabilities                             49,074             2,305
                                                        -----------         ---------
                                                            219,477            41,991
                                                        -----------         ---------

MINORITY INTEREST                                           122,014
                                                        -----------         ---------

COMMITMENTS AND CONTINGENCIES
                                                        -----------         ---------

STOCKHOLDERS' EQUITY:
     Preferred Stock - $100 par value, authorized
         10,467 shares and none issued
     Preferred Stock - $100 par value, authorized
         249,533 shares and none issued
     Common stock - $.625 par value, authorized
         350,000,000 shares, issued 99,982,062 and
         88,636,089 shares, respectively                     62,489            55,398
     Capital in excess of par value                         272,269            45,200
     Retained earnings                                      278,334           266,734
     Less:  Common stock in treasury, 172,831
                   and 207,670 shares, respectively          (2,261)           (2,452)
            Stock compensation related
                   adjustments                              (23,230)          (16,313)
                                                        -----------         ---------
                                                            587,601           348,567
                                                        -----------         ---------
                                                        $ 2,312,973         $ 899,381
                                                        ===========         =========

          (See Accompanying Notes to Consolidated Financial Statements)
                                       -4-

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             For the 28 Weeks Ended
                                                        ===============================
                                                         July 18,              July 19,
                                                           1998                  1997
                                                        ===============================

Sales                                                   $ 1,908,531           $ 734,235
Other income                                                  4,927               5,232
                                                        -----------           ---------
                                                          1,913,458             739,467
                                                        -----------           ---------

Materials, supplies, labor and other production costs       861,342             409,629
Selling, marketing and administrative expenses              872,171             260,911
Depreciation and amortization                                63,734              25,379
                                                        -----------           ---------
Income from operations                                      116,211              43,548
Interest expense, net                                        32,493              10,458
                                                        -----------           ---------
Income before income taxes, income from investment in
     unconsolidated affiliate and minority interest          83,718              33,090
Income taxes                                                 35,161              12,614
Income from investment in unconsolidated affiliate                               10,691
                                                        -----------           ---------
Income before minority interest                              48,557              31,167
Minority interest                                           (15,062)
                                                        -----------           ---------
Net income                                              $    33,495           $  31,167
                                                        ===========           =========

Net Income Per Common Share:
Basic -
     Net income per common share                        $       .36           $     .35
                                                        ===========           =========
     Weighted average shares outstanding                     93,835              88,151
                                                        ===========           =========

Diluted -
     Net income per common share                        $       .36           $     .35
                                                        ===========           =========
     Weighted average shares outstanding                     94,296              88,569
                                                        ===========           =========

Cash dividends paid per common share                    $    0.2325           $  0.2108
                                                        ===========           =========





          (See Accompanying Notes to Consolidated Financial Statements)
                                       -5-

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            For the 12 Weeks Ended
                                                        =============================
                                                         July 18,            July 19,
                                                           1998                1997
                                                        ==============================

Sales                                                   $   833,059          $ 321,014
Other income                                                  3,365              2,674
                                                        -----------          ---------
                                                            836,424            323,688
                                                        -----------          ---------

Materials, supplies, labor and other production costs       375,052            194,328
Selling, marketing and administrative expenses              371,600             99,461
Depreciation and amortization                                29,538             10,943
                                                        -----------          ---------
Income from operations                                       60,234             18,956
Interest expense, net                                        13,348              3,776
                                                        -----------          ---------
Income before income taxes, income from investment in
     unconsolidated affiliate and minority interest          46,886             15,180
Income taxes                                                 19,675              5,844
Income from investment in unconsolidated affiliate                               5,351
                                                        -----------          ---------
Income before minority interest                              27,211             14,687
Minority interest                                            (8,744)
                                                        -----------          ---------
Net income                                              $    18,467          $  14,687
                                                        ===========          =========

Net Income Per Common Share:
Basic -
     Net income per common share                        $       .19          $    0.17
                                                        ===========          =========
     Weighted average shares outstanding                     97,548             88,186
                                                        ===========          =========

Diluted -
     Net income per common share                        $       .19          $    0.17
                                                        ===========          =========
     Weighted average shares outstanding                     98,002             88,613
                                                        ===========          =========

Cash dividends paid per common share                    $    0.1175          $  0.1075
                                                        ===========          =========






          (See Accompanying Notes to Consolidated Financial Statements)
                                       -6-

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                     For the 28 Weeks Ended
                                                                    ========================
                                                                      July 18,      July 19,
                                                                        1998          1997
                                                                    ========================
Cash flows provided by operating activities:
Net income                                                          $    33,495    $  31,167
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Minority interest                                                   15,062
     Income from investment in unconsolidated affiliate                              (10,691)
     Depreciation and amortization                                       63,734       25,379
     Deferred income taxes                                               (5,555)       1,037
     Other                                                                   87        2,223
Changes in assets and liabilities, net of acquisitions:
     Accounts and notes receivable                                      (21,487)      12,849
     Inventories                                                        (55,739)     (17,611)
     Other assets                                                           533          (86)
     Accounts payable                                                    10,674       21,299
     Accrued taxes and other liabilities                                  5,801      (17,131)
                                                                    -----------    ---------
Net cash provided by operating activities                                46,605       48,435
                                                                    -----------    ---------
Cash flows from investing activities:
     Purchase of property, plant and equipment                          (50,277)     (41,022)
     Acquisition of majority interest in Keebler                       (284,436)
     Acquisition of other businesses                                    (30,206)
     Other                                                                 (155)       8,676
                                                                    -----------    ---------
Net cash disbursed for investing activities:                           (365,074)     (32,346)
                                                                    -----------    ---------
Cash flows from financing activities:
     Common stock offering proceeds, net of
          underwriters discount and offering costs                      187,930
     Dividends paid                                                     (21,895)     (18,574)
     Treasury stock purchases                                            (3,987)         (86)
     Stock compensation and warrants exercised                           20,305        3,428
     Debentures proceeds                                                199,417
     Debentures issuance costs                                           (1,750)
     Increase (decrease) in commercial paper                             21,249       (3,840)
     Net debt repayments                                                 (7,764)      (2,183)
                                                                    -----------    ---------
Net cash provided by (disbursed for) financing activities               393,505      (21,255)
                                                                    -----------    ---------
Net increase (decrease) in cash and cash equivalents                     75,036       (5,166)
Cash and cash equivalents at beginning of period                          3,866        7,886
                                                                    -----------    ---------
Cash and cash equivalents at end of period                          $    78,902    $   2,720
                                                                    ===========    =========

Schedule of noncash investing and financing activities:
     Stock compensation transactions                                $     9,049    $   2,475
                                                                    ===========    =========
     Stock issued for acquisition                                   $    40,000    $
                                                                    ===========    =========

          (See Accompanying Notes to Consolidated Financial Statements)
                                       -7-

                            FLOWERS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Flowers Industries, Inc. (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 18, 1998 and January 3, 1998, the results of operations for the twelve and twenty eight weeks ended July 18, 1998 and July 19, 1997, respectively, and statement of cash flows for the twenty eight weeks ended July 18, 1998 and July 19, 1997. The results of operations for the twelve and twenty eight week periods ended July 18, 1998 and July 19, 1997, respectively, are not necessarily indicative of the results to be expected for a full year.

   In prior years, the Company's fiscal year ended on the Saturday nearest June
   30. Concurrent with the Company's purchase of the majority interest in Keebler Foods Company ("Keebler"), as further discussed in Note 4, the Company changed its fiscal year end to coincide with Keebler's, which consists of thirteen four week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The Company's quarterly reporting periods for fiscal year 1998 are as follows: first quarter ending April 25, 1998 (sixteen weeks), second quarter ending July 18, 1998 (twelve weeks), third quarter ending October 10, 1998 (twelve weeks) and fourth quarter ending January 2, 1999 (twelve weeks). Unaudited condensed combined pro forma results of operations, which assume the acquisition of the majority interest in Keebler occurred as of the beginning of each period presented, are included in Note 4.

   The Company changed its method of presenting the statement of cash flows from the direct method to the indirect method, beginning with the second quarter ending July 18, 1998. This and certain other reclassifications of prior period information have been made to conform with the current period reporting.

2. Net Income Per Common Share - Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and dilutive common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock compensation plans, as determined under the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share data):

                                      For the 12 Weeks Ended      For the 28 Weeks Ended
                                      ----------------------      ----------------------

                                      July 18,      July 19,      July 18,      July 19,
                                        1998          1997          1998          1997
                                      =======       ========      =======       ========
Numerator:
     Net income                       $18,467       $ 14,687      $33,495       $ 31,167
                                      =======       ========      =======       ========

Denominator:
    Basic weighted average shares      97,548         88,186       93,835         88,151
    Effect of dilutive securities:
           Stock compensation             454            427          461            418
                                      -------       --------      -------       --------
    Diluted weighted average shares    98,002         88,613       94,296         88,569
                                      =======       ========      =======       ========

Net income per common share:
    Basic                             $   .19       $    .17      $   .36        $   .35
                                      =======       ========      =======       ========
    Diluted                           $   .19       $    .17      $   .36        $   .35
                                      =======       ========      =======       ========

3. The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses. These deferred amounts are charged or credited to cost of sales as the related raw materials are used in production. Gains and losses on agreements which do not qualify as hedges are recognized immediately as other income or expense. At July 18, 1998, the Company had no material commitments outstanding relating to derivative financial instruments.

   During June 1997, the Company entered into an arrangement that allows the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At July 18, 1998, the Company had no material amounts outstanding under this arrangement.

4. Acquisitions - On February 3, 1998, the Company acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving the Company a majority ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). The aggregate purchase price of the additional interest in Keebler was approximately $311,624,000, including transaction expenses. The acquisition was initially financed through borrowings under the Company's $500,000,000 syndicated loan facility. Keebler is a major producer and marketer of cookies and crackers in the United States. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and, accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of July 18, 1998. The acquisition of the majority interest resulted in the Company consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date the Company acquired the majority interest, were not materially different had they been accounted for under the equity method, the method by which the Company previously accounted for its investment in Keebler. The excess of the purchase price over the fair value of the net assets underlying the additional interest acquired, approximately $263,391,000, has been recorded as goodwill and is being amortized over 40 years.

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

   The following unaudited condensed combined pro forma results of operations assume the acquisition occurred as of the beginning of each period (amounts in thousands, except per share data):


                                                            For the 28 Weeks Ended
                                                       ----------------------------------
                                                       July 18, 1998        July 19, 1997
                                                       -------------        -------------

Sales                                                   $ 1,908,531          $1,793,771
Income before extraordinary loss                             33,495              24,555
Net income                                                   33,495              23,074
Net Income Per Common Share:
  Income before extraordinary loss - basic                      .36                 .27
  Income before extraordinary loss - diluted                    .36                 .27
  Net income - basic                                            .36                 .25
  Net income - diluted                                          .36                 .25


   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

   On January 30, 1998, the Company acquired the outstanding common stock of Franklin Baking Company ("Franklin") in Goldsboro, North Carolina. Franklin is a producer and marketer of fresh bakery products primarily to supermarkets. Additionally, on May 1, 1998, the Company acquired the Pet-Ritz and Oronoque Orchard frozen dessert brands from Van de Kamp's, Inc. Both business combinations have been accounted for as purchases, and, accordingly, the results of operations are included in the consolidated statement of income from the date of acquisition. The Company does not consider the effects of either of the acquisitions significant for pro forma disclosure purposes.


5. Other accrued liabilities consist of (amounts in thousands):


                                                       July 18, 1998       January 3, 1998
                                                       -------------       ---------------
Employee compensation                                   $    79,889          $  18,123
Self-insurance                                               69,026             13,429
Purchase accounting reserves                                 40,872             34,953
Marketing and consumer promotions                            87,649                 --
Other                                                        61,693             36,058
                                                        -----------          ---------
    Total                                               $   339,129          $ 102,563
                                                        ===========          =========

6. The following table summarizes the Company's debt (amounts in thousands):

                                                                                 July 18, 1998        January 3, 1998
                                                                                 -------------        ---------------
   7.15% Debentures due 2028                                                         $200,000             $      --
   Private placement Senior Notes                                                     125,000               125,000
   Senior Subordinated Notes                                                          124,400                    --
   Borrowings under syndicated loan facility                                          128,460               122,000
   Term A loans                                                                       145,000                    --
   Commercial paper                                                                    74,755                53,506
   Industrial revenue bonds                                                            12,950                13,170
   Other notes payable                                                                 35,624                20,273
                                                                                      -------              --------
                                                                                      846,189               333,949
   Due within one year                                                                108,186                57,738
                                                                                      -------              --------
   Due after one year                                                                 738,003              $276,211
                                                                                      =======              ========


   On April 27, 1998, the Company sold $200,000,000 of 7.15% debentures due April 15, 2028. Net proceeds from the offering were used to reduce borrowings under the $500,000,000 syndicated loan facility which were primarily incurred to purchase the majority interest in Keebler.

   In July 1998, subsequent to quarter-end, the Company amended its Commercial Paper Agreement to increase the limit from $75,000,000 to $100,000,000. Borrowings under this agreement at July 18, 1998 were $74,755,000.

7. New Accounting Pronouncements - As of January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or stockholders' equity. During the second quarter of fiscal 1998 and the comparable period in the prior year, total comprehensive income substantially equaled net income.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. This standard is effective for the Company's fiscal year 2000. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

8. Equity Offering - On April 27, 1998, the Company sold 9,000,000 shares of its common stock in a public offering at $22 per share. Net proceeds from the offering were used to reduce borrowings under the $500,000,000 syndicated loan facility which were primarily incurred to purchase the majority interest in Keebler.

9. Subsequent Event - On August 24, 1998, Keebler, of which the Company holds a majority ownership position, reached an agreement to acquire President Baking Company ("President") headquartered in Atlanta, Georgia. President is a supplier of Girl Scout Cookies, as well as, Famous Amos and Murray cookies. The transaction is subject to regulatory review and is expected to close in September 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Matters Affecting Analysis:

From January 26, 1996, the date of the Company's initial investment in Keebler, through January 3, 1998, the Company accounted for its investment in Keebler using the equity method of accounting. For reporting periods beginning after January 3, 1998, the Company has consolidated Keebler for financial reporting purposes, due to the Keebler Acquisition.


Liquidity and Capital Resources:

Net cash provided by operating activities for the twenty eight weeks ended July 18, 1998 was $46,605,000. Positive net cash flow of $48,557,000 was provided from net income for the twenty eight weeks. Net cash flows provided by operations were negatively impacted by the build-up of frozen inventory by the Company in anticipation of the upcoming high selling period. Timing of payments of accrued taxes and other liabilities had a positive impact on cash flows.

Net cash disbursed for investing activities for the twenty eight weeks ended July 18, 1998 of $365,074,000 was primarily used for the Keebler Acquisition and capital expenditures. The capital expenditures were made principally to update and enhance production and distribution facilities.

For the twenty eight weeks ended July 18, 1998, net cash provided by financing activities of $393,505,000 resulted from the issuance of $200,000,000 of 7.15% debentures due April 15, 2028 and the issuance of 9,000,000 shares of common stock in a public offering at $22 per share. These transactions were consummated on April 27, 1998. The exercise of Keebler warrants by Bermore Ltd., concurrent with Keebler's initial public offering on February 3, 1998, also contributed to net cash provided by financing activities.

At July 18, 1998, cash and cash equivalents were $78,902,000. As described in
Note 6 of the consolidated financial statements, long-term debt was $738,003,000 and current maturities of long-term debt were $108,186,000 at July 18, 1998. In connection with the consolidation of Keebler, the Company has recorded Keebler's indebtedness of $286,455,000 as of July 18, 1998, however, the Company has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. Subsequent to quarter-end, the Company amended its Commercial Paper Agreement to increase the limit to $100,000,000.

For the twelve and twenty eight weeks ended July 18, 1998, dividends paid per share increased 9% and 10%, respectively, to $.1175 and $.2325, respectively, from $.1075 and $.2108 paid for the comparable periods in the prior year.

Results of Operations:

Results of operations expressed as a percentage of net sales for the twelve and twenty eight weeks ended July 18, 1998, and July 19, 1997 are set forth below:

                                                                       For the 12 Weeks Ended             For the 28 Weeks Ended
                                                                     ---------------------------         ------------------------
                                                                     July 18,           July 19,         July 18,        July 19,
                                                                       1998              1997              1998            1997
                                                                       ----              ----              ----            ----
Sales                                                                100.00%            100.00%           100.00%        100.00%
Gross Profit                                                          54.98              39.46             54.87          44.21
Selling, marketing and administrative expenses                        44.61              30.98             45.70          35.54
Depreciation and amortization                                          3.55               3.41              3.34           3.46
Interest                                                               1.60               1.18              1.70           1.42
Income before income taxes, income from investment in
  unconsolidated affiliate and minority interest                       5.63               4.73              4.39           4.51
Income taxes                                                           2.36               1.82              1.84           1.72
Net income                                                             2.22%              4.58%             1.76%          4.24%

Sales. For the twelve weeks ended July 18, 1998, sales were $833,059,000 or 160% higher than sales for the comparable period in the prior year, which were $321,014,000. For the twenty eight weeks ended July 18, 1998, sales were $1,908,531,000, or 160% higher than sales for the comparable period in the prior year which were $734,235,000. Most of the increase was due to the consolidation of Keebler's sales, following the Keebler Acquisition, in the amount of $490,042,000 for the quarter and $1,126,788,000 year to date. Sales increases for both the twelve and twenty eight weeks were driven primarily by selected price increases initiated in the first quarter of 1998, an increase in sales volume, and a more favorable sales mix. Volume gains were a result of sales of new products and line extensions of existing products. The Company also experienced increased sales as a result of the acquisition of three other businesses.

Gross Profit. For the twelve weeks ended July 18, 1998, gross profit was $458,007,000 or 262% higher than gross profit for the comparable period in the prior year, which was $126,686,000. For the twenty eight weeks ended July 18, 1998, gross profit was $1,047,189,000 or 223% higher than gross profit for the comparable period in the prior year, which was $324,606,000. The Company's gross profit for the twelve and twenty eight weeks includes gross profit of $281,357,000 and $654,016,000, respectively, attributable to Keebler, a factor not present in the prior year. Lower ingredient costs, increased volume and production efficiencies were also factors in the gross profit improvement.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $371,600,000 for the twelve weeks ended July 18, 1998, or 274% higher than its expenses of $99,461,000 for the comparable period in the prior year. Selling, marketing and administrative expenses were $872,171,000 for the twenty eight weeks ended July 18, 1998, or 234% higher than its expenses of $260,911,000 for the comparable period in the prior year. The increase is due primarily to the inclusion of $241,261,000 for the quarter and $579,437,000 year to date of such expenses for Keebler. The increase in these expenses relative to sales was primarily due to increased marketing expenses, somewhat offset by reduced delivery expenses.

Depreciation and Amortization. Depreciation and amortization expense was $29,538,000 for the twelve weeks ended July 18, 1998, an increase of 170% over the corresponding period in the prior year, which was $10,943,000. Depreciation and amortization expense was $63,734,000 for the twenty eight weeks ended July 18, 1998, an increase of 151% over the corresponding period in the prior year, which was $25,379,000. The increase was primarily a result of the consolidation of Keebler, increased goodwill amortization relating to the Keebler Acquisition and increased depreciation attributable to capital improvements.

Interest. For the twelve weeks ended July 18, 1998, interest expense was $13,348,000 or 254% higher than interest expense for the corresponding period in the prior year of $3,776,000. For the twenty eight weeks ended July 18, 1998, interest expense was $32,493,000 or 211% higher than interest expense for the corresponding period in the prior year of $10,458,000. Approximately $5,725,000 and $13,555,000 in interest expense was attributable to Keebler for the quarter and year to date, respectively, and the remaining increase in interest expense was due to borrowings used to fund the Keebler Acquisition.

Income Before Income Taxes, Income from Investment in Unconsolidated Affiliate and Minority Interest. Income before income taxes, income from investment in unconsolidated affiliate and minority interest for the twelve weeks ended July 18, 1998 was $46,886,000 an increase of 209% over the comparable period in the prior year, which was $15,180,000. Income before income taxes, income from investment in unconsolidated affiliate and minority interest for the twenty eighty weeks ended July 18, 1998 was $83,718,000 an increase of 153% over the comparable period in the prior year, which was $33,090,000. Approximately $33,472,000 and $57,707,000 of the increase for the quarter and year to date, respectively, were results of the consolidation of Keebler, which was partially offset by increased goodwill amortization and interest expense, as discussed above.

Income Taxes. Income taxes for the twelve weeks ended July 18, 1998 were $19,675,000 an increase of 237% over the comparable period in the prior year, which were $5,844,000. Income taxes for the twenty eight weeks ended July 18, 1998 were $35,161,000, an increase of 179% over the comparable period in the prior year, which were $12,614,000. This increase is due primarily to the inclusion of $14,041,000 and $24,236,000 of income taxes attributable to Keebler for the quarter and year to date, respectively, as well as an increase in the effective tax rate to 42% from 38.5%. The tax rate increase is due primarily to nondeductible goodwill amortization associated with the Keebler Acquisition.

Net Income. Net income for the twelve weeks ended July 18, 1998 was $18,467,000, an increase of 26%, as compared to $14,687,000 reported in the prior year. Net income for the twenty eight weeks ended July 18, 1998 was $33,495,000, an increase of 7%, as compared to $31,167,000 reported in the prior year. This increase is primarily a result of the Keebler Acquisition, offset by the increased goodwill amortization and interest expense, as discussed above.


Year 2000 Conversion

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently analyzing the Year 2000 computer systems issue and has completed the conversion of certain of its computerized operations. There can be no assurance that the Company's software contains or will contain all necessary date code changes. The Company, its customers and its suppliers may be affected by Year 2000 issues. The Company has plans to communicate with significant customers, vendors and other third parties with whom it does significant business to determine their Year 2000 compliance readiness. However, there can be no guarantee that the systems of other entities will be timely converted, or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.
                                      -14-

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

                           PART II. OTHER INFORMATION


Item 5. Other Information

The following unaudited condensed combined pro forma results of operations give effect to the purchase of the majority ownership position in Keebler on February 3, 1998, as if the transaction had occurred as of the beginning of the year ended January 3, 1998, and the sale of 9,000,000 shares of the Company's common stock in a public offering at $22 per share and $200,000,000 of 7.15% debentures on April 27, 1998, as if these transactions had occurred as of the beginning of the second quarter of the year ended January 3, 1998. The periods presented are the comparable periods in the prior year based on the Company changing its fiscal year end from the Saturday nearest June 30 to the Saturday nearest December 31 (amounts in thousands, except per share data):

                                                            For the 16                                                   For the 52
                                                            Weeks Ended               For the 12 Weeks Ended             Weeks Ended
                                                            -----------               ----------------------             -----------

                                                             April 26,        July 19,     October 11,    January 3,     January 3,
                                                                1997            1997           1997          1998           1998
                                                            ------------------------------------------------------------------------

Sales                                                        $1,010,255       $783,516      $807,053       $906,842       $3,507,666
Income before extraordinary loss and cumulative effect
 of changes in accounting principles                             11,135         13,420        19,784         17,437           61,776

Net income                                                        9,654         13,420        19,784          5,397           48,255
Net Income Per Common  Share:
Basic -
Income before extraordinary loss and cumulative effect
 of changes in accounting principles                               0.13           0.14          0.20           0.18             0.65

Net income                                                         0.11           0.14          0.20           0.06             0.51
Diluted -
Income before extraordinary loss and cumulative effect
 of changes in accounting principles                               0.13           0.14          0.20           0.18             0.65

Net income                                                   $     0.11       $   0.14      $   0.20       $   0.06       $     0.51


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

Item 6. Exhibits and Reports on Form 8-K


   (a)  Exhibit 27 - Financial Data Schedule (for SEC use only).

   (b)  Reports on Form 8-K - No reports on Form 8-K were filed by the
        Company for the second quarter ended July 18, 1998 or during the period from the close of the second quarter to the date of this report.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLOWERS INDUSTRIES, INC.





                                      /s/ Amos R. McMullian
                                      ---------------------
                                      By: Amos R. McMullian
                                          Chairman of the Board




                                      /s/ Jimmy M. Woodward
                                      ---------------------
                                      By: Jimmy M. Woodward
                                          Treasurer and Chief Accounting Officer









August 26, 1998
---------------
     Date