Form 10-Q
period 1998-10-10
FLOWERS INDUSTRIES INC /GA
filed 1998-11-20
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
       (  X  )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended OCTOBER 10, 1998
                               ----------------

       (     )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number      1-9787
                       ---------------

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

Yes       X                  No
      -----------               ----------

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                          No
    ---------                   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         TITLE OF EACH CLASS               OUTSTANDING AT NOVEMBER 16, 1998
         -------------------               --------------------------------
   COMMON STOCK, $.625  PAR Value                      99,817,500

                            FLOWERS INDUSTRIES, INC.

                                      INDEX



                                                                              Page Number
                                                                              -----------
PART I.       Financial Information

     Item 1.    Financial Statements

              Consolidated Balance Sheet
                October 10, 1998 and January 3, 1998                              3

              Consolidated Statement of Income
                Forty Weeks Ended October 10, 1998
                and October 11, 1997                                              5

              Consolidated Statement of Income
                Twelve Weeks Ended October 10, 1998
                and October 11, 1997                                              6

              Consolidated Statement of Cash Flows
                Forty Weeks Ended October 10, 1998
                and October 11, 1997                                              7

                Notes to Consolidated Financial Statements                        8

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           13


PART II.      Other Information

     Item 5.    Other Information                                                19
     Item 6.    Exhibits and Reports on Form 8-K                                 20

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
          (Amounts in Thousands, Except Share Data and Per Share Data)

                                                               October 10,         January 3,
                                                                   1998               1998
                                                               ===============================
                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                 $    34,509           $   3,866
     Accounts and notes receivable, net                            314,967             118,147
     Inventories, net:
         Raw materials                                              51,878              27,310
         Packaged materials                                         29,969              12,648
         Finished goods                                            222,676              44,650
         Other                                                      25,488              20,322
                                                               -----------           ---------
                                                                   330,011             104,930
                                                               -----------           ---------
     Deferred income taxes                                          64,865              16,024
     Other                                                          64,337              22,295
                                                               -----------           ---------
                                                                   808,689             265,262
                                                               -----------           ---------
PROPERTY, PLANT and EQUIPMENT:
     Land                                                           42,153              20,388
     Buildings                                                     373,672             208,179
     Machinery and equipment                                       840,598             443,739
     Furniture, fixtures and transportation equipment              105,486              28,095
     Construction in progress                                      147,405              46,262
                                                               -----------           ---------
                                                                 1,509,314             746,663
     Less:  Accumulated depreciation                              (477,216)           (308,342)
                                                               -----------           ---------
                                                                 1,032,098             438,321
                                                               -----------           ---------
OTHER ASSETS:
     Investment in unconsolidated affiliate                              0             100,663
     Other                                                         104,473              17,917
                                                               -----------           ---------
                                                                   104,473             118,580
                                                               -----------           ---------
COST IN EXCESS OF NET TANGIBLE
     ASSETS, NET                                                   955,806              76,717
                                                               -----------           ---------
                                                               $ 2,901,066           $ 898,880
                                                               ===========           =========











          (See Accompanying Notes to Consolidated Financial Statements)
                                       -3-

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
          (Amounts in Thousands, Except Share Data and Per Share Data)

                                                                October 10,          January 3,
                                                                    1998                1998
                                                               =================================
                                                               (Unaudited)
CURRENT LIABILITIES:
     Commercial paper                                          $    96,314           $  53,506
     Current maturities of long-term debt                          106,706               4,232
     Accounts payable                                              208,669              72,311
     Income taxes                                                   22,932
     Facility closing costs and severance                           17,882               4,812
     Other accrued liabilities                                     332,387              67,109
                                                               -----------           ---------
                                                                   784,890             201,970
                                                               -----------           ---------

LONG-TERM DEBT                                                   1,061,074             276,211
                                                               -----------           ---------

OTHER LIABILITIES:
     Deferred income taxes                                         159,035              39,686
     Postretirement/postemployment obligations                      63,832
     Facility closing costs and severance                           62,890              30,141
     Other                                                          38,914               2,305
                                                               -----------           ---------
                                                                   324,671              72,132
                                                               -----------           ---------

MINORITY INTEREST                                                  133,838
                                                               -----------           ---------

COMMITMENTS AND CONTINGENCIES
                                                               -----------           ---------

STOCKHOLDERS' EQUITY:
     Preferred Stock - $100 par value, authorized
         10,467 shares and none issued
     Preferred Stock - $100 par value, authorized
         249,533 shares and none issued
     Common stock - $.625 par value, authorized
         350,000,000 shares, issued 100,202,414 and
         88,636,089 shares, respectively                            62,627              55,398
     Capital in excess of par value                                270,984              45,200
     Retained earnings                                             290,971             266,734
     Common stock in treasury, 379,160
         and 207,670 shares, respectively                           (6,273)             (2,452)
     Stock compensation related
         adjustments                                               (21,716)            (16,313)
                                                               -----------           ---------
                                                                   596,593             348,567
                                                               -----------           ---------
                                                               $ 2,901,066           $ 898,880
                                                               ===========           =========

          (See Accompanying Notes to Consolidated Financial Statements)
                                       -4-

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                For the 40 Weeks Ended
                                                                            ================================
                                                                            October 10,           October 11,
                                                                                1998                 1997
                                                                            ================================
Sales                                                                       $ 2,776,242           $1,061,225
                                                                            -----------           ----------

Materials, supplies, labor and other production costs                         1,243,548              597,651
Selling, marketing and administrative expenses                                1,242,831              358,601
Depreciation and amortization                                                    92,986               36,372
                                                                            -----------           ----------
Income from operations                                                          196,877               68,601
Interest expense, net                                                            46,624               14,566
                                                                            -----------           ----------
Income before income taxes, investment in
     unconsolidated affilate, minority interest
     and extraordinary loss                                                     150,253               54,035
Income taxes                                                                     63,106               20,678
Income from investment in unconsolidated affiliate                                                    15,034
                                                                            -----------           ----------
Income before minority interest and extraordinary loss                           87,147               48,391
Minority interest                                                               (28,097)
                                                                            -----------           ----------
Income before extraordinary loss                                                 59,050               48,391
Extraordinary loss due to early extinguishment of
     debt, net of tax benefit and minority interest                                (938)
                                                                            -----------           ----------
Net income                                                                  $    58,112           $   48,391
                                                                            ===========           ==========

Net Income Per Common Share:
Basic -
     Income before extraordinary loss                                       $      0.62           $     0.55
     Extraordinary loss due to early extinguishment of
       debt, net of tax benefit and minority interest                             (0.01)                0.00
                                                                            -----------           ----------
     Net income per common share                                            $      0.61           $     0.55
                                                                            ===========           ==========
     Weighted average shares outstanding                                         95,460               88,218
                                                                            ===========           ==========

Diluted -
     Income before extraordinary loss                                       $      0.62           $     0.55
     Extraordinary loss due to early extinguishment of
       debt, net of tax benefit and minority interest                             (0.01)                0.00
                                                                            -----------           ----------
     Net income per common share                                            $      0.61           $     0.55
                                                                            ===========           ==========
     Weighted average shares outstanding                                         95,907               88,646
                                                                            ===========           ==========

Cash dividends paid per common share                                        $    0.3525           $   0.3208
                                                                            ===========           ==========




          (See Accompanying Notes to Consolidated Financial Statements)
                                       -5-

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                 For the 12 Weeks Ended
                                                                            =================================
                                                                             October 10,          October 11,
                                                                                1998                 1997
                                                                            =================================
Sales                                                                       $   862,784           $  321,758
                                                                            -----------           ----------

Materials, supplies, labor and other production costs                           382,206              188,022
Selling, marketing and administrative expenses                                  370,660               97,690
Depreciation and amortization                                                    29,252               10,993
                                                                            -----------           ----------
Income from operations                                                           80,666               25,053
Interest expense, net                                                            14,131                4,108
                                                                            -----------           ----------
Income before income taxes, investment in
     unconsolidated affiliate, minority interest
     and extraordinary loss                                                      66,535               20,945
Income taxes                                                                     27,945                8,064
Income from investment in unconsolidated affiliate                                                     7,536
                                                                            -----------           ----------
Income before minority interest and extraordinary loss                           38,590               20,417
Minority interest                                                               (13,035)
                                                                            -----------           ----------
Income before extraordinary loss                                                 25,555               20,417
Extraordinary loss due to early extinguishment of
     debt, net of tax benefit and minority interest                                (938)
                                                                            -----------           ----------
Net income                                                                  $    24,617           $   20,417
                                                                            ===========           ==========

Net Income Per Common Share:
Basic -
     Income before extraordinary loss                                       $      0.26           $     0.23
     Extraordinary loss due to early extinguishment of
       debt, net of tax benefit and minority interest                             (0.01)                0.00
                                                                            -----------           ----------
     Net income per common share                                            $      0.25           $     0.23
                                                                            ===========           ==========
     Weighted average shares outstanding                                         99,794               88,398
                                                                            ===========           ==========

Diluted -
     Income before extraordinary loss                                       $      0.26           $     0.23
     Extraordinary loss due to early extinguishment of
       debt, net of tax benefit and minority interest                             (0.01)                0.00
                                                                            -----------           ----------
     Net income per common share                                            $      0.25           $     0.23
                                                                            ===========           ==========
     Weighted average shares outstanding                                        100,203               88,845
                                                                            ===========           ==========

Cash dividends paid per common share                                        $    0.1200           $   0.1100
                                                                            ===========           ==========





          (See Accompanying Notes to Consolidated Financial Statements)
                                       -6-

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                  For the 40 Weeks Ended
                                                                            ================================
                                                                              October 10,       October 11,
                                                                                 1998              1997
                                                                            ================================
Cash flows provided by operating activities:
Net income                                                                  $    58,112           $   48,391
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Minority interest                                                           28,097
     Income from investment in unconsolidated affiliate                                              (15,034)
     Depreciation and amortization                                               92,986               36,372
     Deferred income taxes                                                        1,690                1,792
     Loss due to early extinguishment of debt                                       938
     Other                                                                       (1,483)               2,223
Changes in assets and liabilities, net of acquisitions:
     Accounts and notes receivable, net                                         (58,544)              (3,176)
     Inventories, net                                                           (69,274)             (44,267)
     Other assets                                                               (14,196)              (1,470)
     Accounts payable                                                            36,220               56,826
     Facility closing costs and severance                                        (6,696)              (3,035)
     Accrued taxes and other liabilities                                          8,937               (7,321)
                                                                            -----------           ----------
Net cash provided by operating activities                                        76,787               71,301
                                                                            -----------           ----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                  (81,367)             (55,230)
     Acquisition of majority interest in Keebler                               (284,436)
     Acquisition of President International, Inc. by Keebler                   (444,818)
     Acquisition of other businesses                                            (30,206)              (7,932)
     Other                                                                          182                9,471
                                                                            -----------           ----------
Net cash disbursed for investing activities:                                   (840,645)             (53,691)
                                                                            -----------           ----------
Cash flows from financing activities:
     Common stock offering proceeds, net of
          underwriters discount and offering costs                              187,930
     Dividends paid                                                             (33,875)             (28,246)
     Treasury stock purchases                                                    (5,597)                (352)
     Stock compensation and warrants exercised                                   20,353                3,700
     Debentures proceeds                                                        199,417
     Debentures issuance costs                                                   (1,750)
     Increase in commercial paper                                                42,808                  610
     Increase in long-term debt                                                 385,215                  792
                                                                            -----------           ----------
Net cash provided by (disbursed for) financing activities                       794,501              (23,496)
                                                                            -----------           ----------
Net increase (decrease) in cash and cash equivalents                             30,643               (5,886)
Cash and cash equivalents at beginning of period                                  3,866                7,886
                                                                            -----------           ----------
Cash and cash equivalents at end of period                                  $    34,509           $    2,000
                                                                            ===========           ==========

Schedule of noncash investing and financing activities:
     Stock compensation transactions                                        $     9,345           $    5,509
                                                                            ===========           ==========
     Stock issued for acquisition                                           $    40,000           $
                                                                            ===========           ==========

          (See Accompanying Notes to Consolidated Financial Statements)
                                       -7-

                            FLOWERS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Flowers Industries, Inc. (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 10, 1998 and January 3, 1998, the results of operations for the twelve and forty weeks ended October 10, 1998 and October 11, 1997, respectively, and statement of cash flows for the forty weeks ended October 10, 1998 and October 11, 1997. The results of operations for the twelve and forty week periods ended October 10, 1998 and October 11, 1997, respectively, are not necessarily indicative of the results to be expected for a full year.

    In prior years, the Company's fiscal year ended on the Saturday nearest June
    30. Concurrent with the Company's purchase of the majority interest in Keebler Foods Company ("Keebler"), as further discussed in Note 4, the Company changed its fiscal year end to coincide with Keebler's, which consists of thirteen four week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The Company's quarterly reporting periods for fiscal year 1998 are as follows: first quarter ended April 25, 1998
    (sixteen weeks), second quarter ended July 18, 1998 (twelve weeks), third quarter ended October 10, 1998 (twelve weeks) and fourth quarter ending January 2, 1999 (twelve weeks). Unaudited condensed combined pro forma results of operations, which assume the acquisition of the majority interest in Keebler occurred as of the beginning of each period presented, are included in Note 4.

    The Company changed its method of presenting the statement of cash flows from the direct method to the indirect method, beginning with the second quarter ending July 18, 1998. This and certain other reclassifications of prior period information have been made to conform with the current period presentation.

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


                                                        For the 12 Weeks Ended                For the 40 Weeks Ended
                                                     ------------------------------       -----------------------------
                                                     October 10,        October 11,       October 10,        October 11,
                                                        1998               1997              1998                1997
                                                     -----------        -----------       -----------        ----------
Numerator:
     Income before extraordinary loss                 $  25,555           $20,417          $ 59,050           $48,391
     Extraordinary loss due to early
          extinguishment of debt, net of tax
          benefit and minority interest                    (938)               --              (938)               --
                                                      ---------           -------          --------           -------
     Net income                                       $  24,617           $20,417          $ 58,112           $48,391
                                                      =========           =======          ========           =======

Denominator:
    Basic weighted average shares                        99,794            88,398            95,460            88,218
    Effect of dilutive securities:
           Stock compensation                               409               447               447               428
                                                      ---------           -------          --------           -------
    Diluted weighted average shares                     100,203            88,845            95,907            88,646
                                                      =========           =======          ========           =======

3. The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. Amounts payable or receivable under the agreements which qualify as hedges are recognized as deferred gains or losses and charged or credited to cost of sales as the related raw materials are used in production. Gains and losses on agreements which do not qualify as hedges are marked to market and recognized immediately as other income or expense. At October 10, 1998, the Company had no material commitments outstanding relating to derivative financial instruments.

    During June 1997, the Company entered into an arrangement that allows the Company to engage in commodity price agreements based on fixed and floating prices of an agreed type of commodity. At October 10, 1998, the Company had no material amounts outstanding under this arrangement.

4. Acquisitions - On February 3, 1998, the Company acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving the Company a majority ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). The aggregate purchase price of the additional interest in Keebler was approximately $311,624,000, including transaction expenses. The acquisition was initially financed through borrowings under the Company's $500,000,000 syndicated loan facility. Keebler is a major producer and marketer of cookies and crackers in the United States. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and, accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of October 10, 1998. The acquisition of the majority interest resulted in the Company consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date the Company acquired the majority interest, were not materially different had they been accounted for under the equity method, the method by which the Company previously accounted for its investment in Keebler. The excess of the purchase price over the fair value of the net assets underlying the additional interest acquired, approximately $263,391,000, has been recorded as goodwill and is being amortized over 40 years.

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

    The following unaudited condensed combined pro forma results of operations assume the Keebler Acquisition occurred as of the beginning of each period (amounts in thousands, except per share data):


                                                                                 For the 40 Weeks Ended
                                                                         --------------------------------------
                                                                         October 10, 1998      October 11, 1997
                                                                         ----------------      ----------------
Sales                                                                       $ 2,776,242           $2,600,824
Income before extraordinary loss                                                 59,050               44,339
Net income                                                                       58,112               42,858
Net Income Per Common Share:
  Income before extraordinary loss - basic                                          .62                  .47
  Income before extraordinary loss - diluted                                        .62                  .47
  Net income - basic                                                                .61                  .45
  Net income - diluted                                                              .61                  .45


    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

    On September 28, 1998, Keebler, of which the Company owns a 55% majority interest, acquired President International, Inc. ("PII") from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands, for an aggregate purchase price of $446,100,000, excluding related fees and expenses paid at closing of approximately $3,400,000. The PII acquisition was funded in cash, with approximately $75,000,000 from existing resources and the remainder from borrowings under the Keebler $700,000,000 Senior Credit Facility Agreement ("Credit Facility") and a $125,000,000 Bridge Facility, both dated as of September 28, 1998.

    The acquisition of PII by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of PII based on a preliminary assessment of their respective fair values. The acquisition has resulted in a preliminary unallocated excess purchase price over fair value of net assets acquired of approximately $325,000,000, which is being amortized straight-line over a forty year period.

    Results of operations for PII from September 28, 1998 to October 10, 1998 will be included in the consolidated statement of income for the fourth quarter of the Company's fiscal year. The Company intends to file unaudited pro forma financial information with the Securities and Exchange Commission under a Form 8-K/A filing no later than December 14, 1998.

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

5. Other accrued liabilities consist of (amounts in thousands):


                                                                         October 10, 1998      January 3, 1998
                                                                         ----------------      ---------------

Employee compensation                                                       $    99,822           $   18,123
Self-insurance                                                                   66,200               13,429
Marketing and consumer promotions                                                92,497                    -
Other                                                                            73,868               35,557
                                                                            -----------           ----------
    Total                                                                   $   332,387           $   67,109
                                                                            ===========           ==========


6.  The following table summarizes the Company's debt (amounts in thousands):

                                                                          October 10, 1998       January 3, 1998
                                                                          ----------------       ---------------
7.15% Debentures due 2028                                                   $   200,000          $         -
Private placement Senior Notes                                                  125,000              125,000
Senior Subordinated Notes                                                       124,400                    -
Borrowings under syndicated loan facility                                       157,500              122,000
Term A loans                                                                    350,000                    -
Commercial paper                                                                 96,314               53,506
Industrial revenue bonds                                                         12,950               13,170
Bridge Facility                                                                  75,000                    -
Revolving Facility                                                               85,000                    -
Other notes payable                                                              37,930               20,273
                                                                            -----------           ----------
                                                                              1,264,094              333,949
Due within one year                                                             203,020               57,738
                                                                            -----------           ----------
Due after one year                                                          $ 1,061,074           $  276,211
                                                                            ===========           ==========


    On April 27, 1998, the Company sold $200,000,000 of 7.15% debentures due April 15, 2028. Net proceeds from the offering were used to reduce borrowings under the $500,000,000 syndicated loan facility which were primarily incurred to purchase the majority interest in Keebler.

    In July 1998, the Company amended its Commercial Paper Agreement to increase the limit from $75,000,000 to $100,000,000. Borrowings under this agreement at October 10, 1998 were $96,314,000.

    On September 28, 1998, Keebler entered into a new debt facility in order to finance the acquisition of PII. The new debt structure specifically provides for available borrowings of $825,000,000 consisting of a $350,000,000 Revolving Facility and $350,000,000 Term facility, and an additional $125,000,000 Bridge Facility. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee will vary from 0.1250% - 0.30% based on the relationship of debt to adjusted earnings with a minimum commitment fee of 0.20% required through March 28, 1999.

    In conjunction with the acquisition of PII, Term Note A was extinguished by using $145,000,000 of borrowings under the new Credit Facility. Keebler recorded a before-tax extraordinary charge of $2,800,000 related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Note A was issued. The related after-tax charge was $1,706,000.

7. New Accounting Pronouncements - As of January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or stockholders' equity. During the third quarter of fiscal 1998 and the comparable period in the prior year, total comprehensive income substantially equaled net income.

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


Liquidity and Capital Resources:

Net cash provided by operating activities for the forty weeks ended October 10, 1998 was $76,787,000. Positive net cash flow of $85,441,000 was provided from net income for the forty weeks. Net cash flows provided by operations were negatively impacted by the build-up of inventory in anticipation of the upcoming high selling holiday period and an increase in trade accounts receivable. Timing of payments of accrued taxes and other liabilities had a positive impact on cash flows.

Net cash disbursed for investing activities for the forty weeks ended October 10, 1998 of $840,645,000 was primarily used for the Keebler Acquisition, the acquisition of PII by Keebler and capital expenditures. The capital expenditures were made principally to update and enhance production and distribution facilities.

For the forty weeks ended October 10, 1998, net cash provided by financing activities of $794,501,000 resulted from the issuance of $200,000,000 of 7.15% debentures due April 15, 2028 and the issuance of 9,000,000 shares of common stock in a public offering at $22 per share. These transactions were consummated on April 27, 1998. Debt incurred by Keebler to finance the acquisition of PII and the exercise of Keebler warrants by Bermore Ltd., concurrent with Keebler's initial public offering on February 3, 1998, also contributed to net cash provided by financing activities.

At October 10, 1998, cash and cash equivalents were $34,509,000. As described in
Note 6 of the consolidated financial statements, long-term debt was $1,061,074,000 and current maturities of long-term debt were $203,020,000 at October 10, 1998. During the third quarter, the Company amended its Commercial Paper Agreement to increase the limit to $100,000,000. In connection with the consolidation of Keebler, the Company has recorded Keebler's indebtedness of $654,657,000 as of October 10, 1998, however, the Company has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

For the twelve and forty weeks ended October 10, 1998, dividends paid per share increased 9% and 10%, respectively, to $.12 and $.3525, respectively, from $.11 and $.3208 paid for the comparable periods in the prior year.

Results of Operations:
----------------------

Results of operations expressed as a percentage of net sales for the twelve and forty weeks ended October 10, 1998, and October 11, 1997 are set forth below:



                                                           For the 12 Weeks Ended             For the 40 Weeks Ended
                                                        ----------------------------       -----------------------------
                                                        October 10,      October 11,       October 10,       October 11,
                                                          1998              1997              1998              1997
                                                          ----              ----              ----              ----
Sales                                                    100.00%           100.00%           100.00%           100.00%
Gross margin                                              55.70             41.56             55.21             43.68
Selling, marketing and administrative expenses            42.96             30.36             44.77             33.79
Depreciation and amortization                              3.39              3.42              3.35              3.43
Interest expense, net                                      1.64              1.28              1.68              1.37
Income before income taxes, income from investment in
      unconsolidated affiliate, minority interest and
      extraordinary loss                                   7.71              6.51              5.41              5.09
Income taxes                                               3.24              2.51              2.27              1.95
Net income                                                 2.85%             6.35%             2.09%             4.56%

Sales. For the twelve weeks ended October 10, 1998, sales were $862,784,000, or 168% higher than sales for the comparable period in the prior year, which were $321,758,000. For the forty weeks ended October 10, 1998, sales were $2,776,242,000, or 162% higher than sales for the comparable period in the prior year which were $1,061,225,000. Most of the increase was due to the consolidation of Keebler's sales, following the Keebler Acquisition, in the amount of $499,897,000 for the quarter and $1,626,685,000 year to date. Sales increases for both the twelve and forty weeks were driven primarily by selected price increases initiated in the first quarter of 1998 an increase in sales volume, and a more favorable sales mix. Volume gains were a result of sales of new products, line extensions of existing products and wider distribution in non-supermarket channels. The Company also experienced increased sales as a result of the acquisition of three other businesses.

Gross Margin. For the twelve weeks ended October 10, 1998, gross margin was $480,578,000, or 259% higher than gross margin for the comparable period in the prior year, which was $133,736,000. For the forty weeks ended October 10, 1998, gross margin was $1,532,694,000, or 231% higher than gross margin for the comparable period in the prior year, which was $463,574,000. The Company's gross margin for the twelve and forty weeks includes gross margin of $301,884,000 and $970,926,000, respectively, attributable to Keebler, a factor not present in the prior year. Lower ingredient costs, price increases, increased volume and production efficiencies obtained through capital investment in bakery automation projects were also factors in the gross margin improvement.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $370,660,000 for the twelve weeks ended October 10, 1998, or 279% higher than its expenses of $97,690,000 for the comparable period in the prior year. Selling, marketing and administrative expenses were $1,242,831,000 for the forty weeks ended October 10, 1998, or 247% higher than its expenses of $358,601,000 for the comparable period in the prior year. The increase is due primarily to the inclusion of $232,152,000 for the quarter and $799,789,000, year to date of such expenses for Keebler. The increase in these expenses relative to sales was primarily due to increased marketing expenses, somewhat offset by reduced delivery expenses.

Depreciation and Amortization. Depreciation and amortization expense was $29,252,000 for the twelve weeks ended October 10, 1998, an increase of 166% over the corresponding period in the prior year, which was $10,993,000. Depreciation and amortization expense was $92,986,000 for the forty weeks ended October 10, 1998, an increase of 156% over the corresponding period in the prior year, which was $36,372,000. The increase was primarily a result of the consolidation of Keebler, increased goodwill amortization relating to the Keebler Acquisition and increased depreciation attributable to capital improvements.

Interest Expense. For the twelve weeks ended October 10, 1998, interest expense was $14,131,000, or 244% higher than interest expense for the corresponding period in the prior year of $4,108,000. For the forty weeks ended October 10, 1998, interest expense was $46,624,000, or 220% higher than interest expense for the corresponding period in the prior year of $14,566,000. Approximately $4,856,000 and $17,005,000 in interest expense was attributable to Keebler for the quarter and year to date, respectively, and the remaining increase in interest expense was due to borrowings used to fund the Keebler Acquisition.

Income Before Income Taxes, Income from Investment in Unconsolidated Affiliate, Minority Interest and Extraordinary Loss. Income before income taxes, income from investment in unconsolidated affiliate, minority interest and extraordinary loss for the twelve weeks ended October 10, 1998 was $66,535,000, an increase of 218% over the comparable period in the prior year, which was $20,945,000. The amount for the forty weeks ended October 10, 1998 was $150,253,000, an increase of 178% over the comparable period in the prior year, which was $54,035,000. Approximately $49,942,000 and $107,649,000 of the increase for the quarter and year to date, respectively, were results of the consolidation of Keebler, which was partially offset by increased goodwill amortization and interest expense, as discussed above.

Income Taxes. Income taxes for the twelve weeks ended October 10, 1998 were $27,945,000 an increase of 247% over the comparable period in the prior year, which were $8,064,000. Income taxes for the forty weeks ended October 10, 1998 were $63,106,000, an increase of 205% over the comparable period in the prior year, which were $20,678,000. This increase is due primarily to the inclusion of $20,976,000 and $45,212,000 of income taxes attributable to Keebler for the quarter and year to date, respectively, as well as an increase in the effective tax rate to 42% from 38.5%. The tax rate increase is due primarily to nondeductible goodwill amortization associated with the Keebler Acquisition.

Net Income. Net income for the twelve weeks ended October 10, 1998 was $24,617,000, an increase of 21%, as compared to $20,417,000 reported in the prior year. Net income for the forty weeks ended October 10, 1998 was $58,112,000, an increase of 20%, as compared to $48,391,000 reported in the prior year. This increase is primarily a result of the Keebler Acquisition, offset by the increased goodwill amortization and interest expense, as discussed above.


Year 2000 Conversion

The Company utilizes a number of computer software programs and operating systems throughout its organization, including applications used in order processing, shipping and receiving, accounts payable and receivable processing, financial reporting and in various other administrative functions. The Company recognizes the need to make every effort to ensure that its operations will not be adversely impacted by applications and processing issues related to the upcoming calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs that have been written to recognize two digit, rather than four digit, date codes to define the applicable year. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret a code using "00" as the upcoming year 2000 rather than 1900, the Company could experience system failures or miscalculations that could disrupt operations and cause a temporary inability to process transactions, send and process invoices or engage in similar normal business activities.

Based on its ongoing assessment of its systems, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not present significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors, customers or other third-parties, and the Company is currently surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

The Company's plan to resolve the Year 2000 Issue (the "Plan") identifies exposure with respect to the Company's three operating divisions, Flowers Bakeries, Mrs. Smith's Bakeries, and Keebler, in three different areas: information technology, operating equipment with embedded chips or software and third party vendors. In addition, the Plan involves the following four phases for each of the potential exposure items: assessment, remediation, testing and implementation. The discussion set forth below will present a current assessment of these areas for each of the Company's operating divisions.

FLOWERS BAKERIES
With respect to information technology, Flowers Bakeries has fully completed its assessment of this risk area. This assessment indicated that most of Flowers Bakeries' significant information technology systems could be affected, particularly the general ledger, billing, payables, inventory and ordering systems. To date, Flowers Bakeries is 90% complete on the remediated phase and expects to complete software reprogramming and replacement no later than February 1999. Once software is reprogrammed or replaced, Flowers Bakeries will begin testing and implementation. These phases run concurrently for different systems. To date, Flowers Bakeries has completed 50% of its testing. Completion of the testing phase for all significant systems is expected by June 1999, with all remediation and implementation of systems expected to be fully tested and operational by August 1999.

The assessment and remediation of the operating equipment with embedded chips or software is 15% complete. The expected completion date of remediation is June 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Flowers Bakeries has completed approximately 2% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by August 1999.

The assessment of third party vendors or customers and their exposure to the Year 2000 Issue is 50% complete for systems that directly interface with Flowers Bakeries. Flowers Bakeries expects to complete surveying all third parties by August 1999. Flowers Bakeries expects to complete the testing phase for systems interface work by August 1999. Flowers Bakeries has queried its significant suppliers that do not share information systems with Flowers Bakeries (external agents). To date, Flowers Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, Flowers Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Flowers Bakeries. The effect of noncompliance by external agents is not determinable by Flowers Bakeries.

Flowers Bakeries has engaged an independent outside consultant (the "Consultant") to review the adequacy, completeness and feasibility of its programs to address the Year 2000 Issue. The Consultant has made recommendations that Flowers Bakeries is currently considering regarding improvements to its program. After Flowers Bakeries completes the review and responds to these recommendations, the Consultant will review Flowers Bakeries' responses to these recommendations and will monitor Flowers Bakeries' execution of remediation efforts.

MRS. SMITH'S BAKERIES
With respect to information technology, Mrs. Smith's Bakeries has fully completed its assessment of this risk area. This assessment indicated that most of Mrs. Smith's Bakeries' significant information technology systems would not be affected. Mrs. Smith's Bakeries, Inc. has recently completed a four year project of installing a new information technology system. This system is Year 2000 compliant and is responsible for running over 90% of the companies business processes.

The assessment and remediation of the operating equipment with embedded chips or software is 90% complete. The expected completion date of remediation is April 1999. Mrs. Smith's Bakeries has completed approximately 75% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by April, 1999.

The assessment of third party vendors or customers and their exposure to the Year 2000 Issue is 50% complete for systems that directly interface with Mrs. Smith's Bakeries and 80% complete for all other material exposure. Mrs. Smith's Bakeries expects to complete surveying all third parties by January 1999. Mrs. Smith's Bakeries expects to complete remediation's efforts on the systems by March 1999 and is 50% complete with the testing and implementation phases. Mrs. Smith's Bakeries expects to complete the testing phase for systems interface work by March 1999. Mrs. Smith's Bakeries has queried its significant suppliers that do not share information systems with Mrs. Smith's Bakeries (external agents). To date, Mrs. Smith's Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, Mrs. Smith's Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Mrs. Smith's Bakeries. The effect of noncompliance by external agents is not determinable by Mrs. Smith's Bakeries.

KEEBLER
Keebler utilizes software and related technologies that will be affected by the Year 2000 Issue. Keebler has completed a comprehensive review of the computer systems and non-information technology systems (i.e. elevators) to identify potential problems arising from the Year 2000 Issue. As Keebler has implemented the SAP R/3 management information system and Manugistics software, both of which were developed/purchased as Year 2000 compliant, the impact of the Year 2000 Issue on the business is not anticipated to be material to Keebler. Additionally, secondary information systems, which are not material to Keebler's ability to forecast, manufacture, or deliver product, have been reviewed and Year 2000 issues identified. Keebler is currently in the process of correcting or upgrading these systems. Keebler intends to be Year 2000 compliant on all critical systems by the end of April 1999.

Keebler is also undertaking efforts to verify, by no later than December 1998, that all vendors and suppliers will be Year 2000 compliant. A comprehensive questionnaire was sent to all of Keebler's significant suppliers and vendors regarding their Year 2000 compliance in an attempt to identify any problem areas with respect to these groups. As no specific issues related to third parties have been identified to warrant a contingency plan, Keebler has not yet developed a plan to deal with a Year 2000 failure caused by a third party, but rather would intend to do so if a specific problem is identified through the questionnaire. While there can be no absolute assurance that third parties will convert their systems in a timely manner and in a way compatible with Keebler's systems, Keebler believes that its actions with third parties detailed above will minimize these risks.

Keebler is currently conducting a comprehensive review of the computer systems and non-information technology systems (i.e. elevators) to identify potential Year 2000 issues for its newly-acquired subsidiary, PII. Many of the Year 2000 risks at President International, Inc. will be mitigated through the implementation of the SAP R/3 management information system, Manugistics software, and Keebler's warehouse management system. This implementation is expected to be completed during 1999.

SUMMARY
The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Plan is estimated at $6-7 million and is being funded through operating cash flow and expensed as incurred. To date, the Company has incurred approximately one million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification projects, the development of the plan for the purchase of new systems and system modifications.

         The costs of the Plan and the time frame in which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might result in additional costs or time delays include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Based upon the Company's current estimates, the Company does not anticipate that the cost of compliance with the Year 2000 Issue will be material to its business, financial condition or results of operations; however, there can be no assurance that the Company's systems, or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's compliance with the Year 2000 Issue on its primary business information systems, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company plan is to address any significant Year 2000 issues prior to being affected by them, a comprehensive contingency plan has not been developed. However, if a significant risk related to Year 2000 compliance or a delay in the anticipated schedule for compliance occurs, the Company will develop contingency plans as deemed necessary at that time.

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" set forth elsewhere herein.

Forward-Looking Statements

Certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, changes in the Company's business strategies and other factors discussed herein.

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

                                                      For the 16                                                       For the 52
                                                      Weeks Ended               For the 12 Weeks Ended                 Weeks Ended
                                                    --------------              ----------------------               --------------

                                                        April 26,        July 19,     October 11,      January 3,        January 3,
                                                           1997            1997           1997            1998              1998
                                                    --------------    -----------     ------------    -----------     -------------

Sales                                               $   1,010,255     $   783,516     $   807,053     $   906,842     $   3,507,666
Income before extraordinary loss and cumulative
 effect of changes in accounting principles                11,135          13,420          19,784          17,437            61,776
Net income                                                  9,654          13,420          19,784           5,397            48,255
Net Income Per Common  Share:
Basic -
Income before extraordinary loss and cumulative
 effect of changes in accounting principles                  0.13            0.14            0.20            0.18              0.65


Net income                                                   0.11            0.14            0.20            0.06              0.51
Diluted -
Income before extraordinary loss and cumulative
 effect of changes in accounting principles                  0.13            0.14            0.20            0.18              0.65

Net income                                          $        0.11     $      0.14     $      0.20     $      0.06     $        0.51


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

           Shareholder Proposals

Proposals by shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must be forwarded in writing and received at the principal executive office of the Company no later than December 31, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Shareholders to be held on May 28, 1999. Moreover, with regard to any proposal by a shareholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such shareholder fails to notify the Company in the manner set forth above of such proposal no later than March 15, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that shareholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by shareholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Articles of Incorporation and Bylaws and of Georgia law.



Item 6.    Exhibits and Reports on Form 8-K


     (a)   Exhibit 27 - Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K - The Company filed a report on Form 8-K on October 13, 1998 to report the acquisition of President International, Inc. by Keebler Foods Company.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FLOWERS INDUSTRIES, INC.





                                     /s/ Amos R. McMullian
                                     ------------------------------------
                                     By:  Amos R. McMullian
                                          Chairman of the Board




                                     /s/ Jimmy M. Woodward
                                     ------------------------------------
                                     By:  Jimmy M. Woodward
                                          Treasurer and Chief Accounting
                                          Officer









November 18, 1998
-----------------
      Date