Form 10-K
period 1999-01-02
FLOWERS INDUSTRIES INC /GA
filed 1999-04-02
CIK 826227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NO. 1-9787

                            FLOWERS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                         58-0244940
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

              1919 FLOWERS CIRCLE
              THOMASVILLE, GEORGIA                                    31757
    (Address of principal executive offices)                        (Zip Code)

      (Registrant's telephone number, including area code)  (912) 226-9110

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON WHICH
              TITLE OF EACH CLASS                                   REGISTERED
              -------------------                         ------------------------------
  COMMON STOCK, $.625 PAR VALUE, TOGETHER WITH               NEW YORK STOCK EXCHANGE
         PREFERRED SHARE PURCHASE RIGHTS

           7.15% DEBENTURES DUE 2028                         NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price on the New York Stock Exchange on March 26, 1999: $2,343,363,083

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              TITLE OF EACH CLASS                         OUTSTANDING AT MARCH 26, 1999
              -------------------                         -----------------------------
         COMMON STOCK, $.625 PAR VALUE                             100,001,659

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999 OF KEEBLER FOODS COMPANY, A DELAWARE CORPORATION, AND PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS ON MAY 28, 1999 IN PART III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I

ITEM NO.   1.   BUSINESS....................................................    1
           2.   PROPERTIES..................................................   10
           3.   LEGAL PROCEEDINGS...........................................   10
           4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

                                     PART II

ITEM NO.   5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.........................................   11
           6.   SELECTED FINANCIAL DATA.....................................   12
           7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION..........................   13
          7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK........................................................   21
           8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
           9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE....................................   21

                                     PART III

ITEM NO.  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   22
          11.   EXECUTIVE COMPENSATION......................................   22
          12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..................................................   22
          13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   22

                                     PART IV

ITEM NO.  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.........................................................   22

               INCORPORATION OF CERTAIN INFORMATION BY REFERENCE

     The Registrant incorporates by reference into this Annual Report on Form 10-K for the fiscal year ended January 2, 1999, certain portions of the Annual Report on Form 10-K of Keebler Foods Company for its fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 001-13705) (the "Keebler Form 10-K"), as follows:

                                                              ITEM OF FLOWERS ANNUAL
         ITEM OF KEEBLER ANNUAL REPORT                       REPORT ON FORM 10-K INTO
              ON FORM 10-K BEING                            WHICH INFORMATION IS BEING
           INCORPORATED BY REFERENCE                         INCORPORATED BY REFERENCE
         -----------------------------                      --------------------------
                    PART II                                           PART II

Item 6.   Selected Financial Data........         Item 6.   Selected Financial Data
Item 7.   Management's Discussion and             Item 7.   Management's Discussion and
          Analysis of Financial Condition                   Analysis of Results of
          and Results of Operations......                   Operations and Financial
                                                            Condition
Item 7a.  Quantitative and Qualitative            Item 7a.  Quantitative and Qualitative
          Disclosures About Market                          Disclosures About Market Risk
          Risk...........................

                                     PART I

ITEM 1.  BUSINESS

     As used herein, unless the context otherwise indicates, (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler, and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

                                  THE COMPANY

     The Company is the largest nationally branded producer and marketer of a full line of baked foods in the United States. The products of the Company's three segments include Flowers Bakeries' fresh breads and rolls, Mrs. Smith's Bakeries' fresh and frozen baked desserts, snacks, breads and rolls, as well as Keebler's cookies and crackers. Since its founding in 1919 in Thomasville, Georgia, the Company has dramatically expanded the diversity and geographic scope of its operations and is now a leader in the market for baked foods throughout the United States.

     In the fresh baked product line (Flowers Bakeries), the Company focuses on the production and marketing of baked foods to customers in the super-regional 16 state area in and surrounding the southeastern United States. In this effort, the Company has devoted significant resources to modernizing production facilities and improving its distribution capabilities, as well as actively marketing well-recognized brands such as Nature's Own and Cobblestone Mill bread. Since 1980, the Company has acquired 25 local bakery operations which are generally within or contiguous to its existing region and which can be served with its extensive direct store door delivery ("DSD") system. The Company's strategy is to use acquisitions to better serve new and existing customers, principally by increasing the productivity and efficiency of newly acquired plants, establishing reciprocal baking arrangements among its bakeries and by extending its DSD system. Flowers Bakeries' DSD system utilizes approximately 3,100 independent distributors who own the right to sell the Company's fresh baked products within their respective territories.

     The Company's frozen baked foods operations (Mrs. Smith's Bakeries) began in the mid-1970s with the acquisition of the Stilwell business, with frozen products initially marketed to customers in the southeastern and southwestern United States. In 1989, the Company entered the frozen bread and dough market in the southeastern United States with its acquisition of the bakery operations of Winn-Dixie, Inc. In 1991, the Company undertook its first significant entry into the national market for frozen baked dessert products with the acquisition of Pies, Inc., a midwest-based producer of premium desserts for the restaurant and foodservice markets, and further expanded its national presence by acquiring the Oregon Farms brand of retail frozen desserts. In 1996, the Company obtained a leading presence in the frozen baked dessert category with the acquisition of the business of Mrs. Smith's Inc., which markets the leading national brand of frozen pies sold at retail. In 1998, the Company launched "Operation 365," a strategy aimed at significantly expanding year-round sales in the frozen dessert baked product category through product line extensions designed to take advantage of nationwide consumer recognition of the Mrs. Smith's brand name. Examples of significant product line extensions that are underway include Mrs. Smith's frozen fruit cobblers and Mrs. Smith's Restaurant Classics frozen pies for retail and foodservice distribution.

     In a series of transactions from 1996 through 1998, the Company entered the cookies and crackers marketplace by acquiring Keebler, the number two producer and marketer of cookies and crackers in the United States. On February 3, 1998, Keebler completed its initial public offering in which Flowers' co-investors sold a portion of their shares to the public. Concurrently with that offering, Flowers purchased an additional 11.5% of Keebler from its co-investors for approximately $309 million in cash, thereby increasing its ownership to approximately 55% of the total Keebler shares outstanding. Under the control of Flowers and its co-investors, Keebler's results of operations have improved from a net loss of $158.3 million for fiscal year ended December 30, 1995, to net income of $94.9 million for fiscal year ended January 2, 1999. In September, 1998, Keebler purchased all of the outstanding common stock of President International, Inc. ("President"). President is the fifth largest cookie marketer in the United States and the leading supplier of Girl Scout cookies. Its key brands include Famous Amos, Plantation and Murray.

     The Company has a leading presence in each of the major product categories in which it competes. Flowers Bakeries' fresh baked branded bread and roll sales rank first in 11 of its 19 major metropolitan markets and second in its remaining eight such markets, and its Nature's Own brand is the number one volume brand of wheat/variety bread in the country despite being marketed in only 40% of the United States. Mrs. Smith's Bakeries is one of the leading frozen baked dessert producers and marketers in the United States, and its Mrs. Smith's pies are the leading national brand of frozen pies sold at retail. Keebler is the number two producer and marketer of branded cookies and crackers, the number one producer and marketer of private label cookies and the number one producer and marketer of crackers for the foodservice market.

     The Company is committed to being the low cost producer in all of its operations and has made significant capital investments in recent years to modernize, automate and expand its production and distribution capabilities. Flowers has invested approximately $382 million over the past six years, of which approximately $239 million was used to expand and modernize existing production facilities for Flowers Bakeries, including the addition of 12 new highly-automated production lines in nine facilities. The remaining approximately $143 million was used primarily to build a state-of-the-art distribution facility, and to add 13 highly-automated production lines in nine facilities for Mrs. Smith's Bakeries. Since Flowers' initial investment in Keebler in January 1996, Keebler has invested approximately $145 million to streamline and rationalize its production operations in order to better support its national DSD system.

PRODUCTS

     The Company produces baked foods in three segments: Flowers Bakeries (fresh baked foods), Mrs. Smith's Bakeries (frozen baked foods) and Keebler (cookies and crackers).

  Flowers Bakeries -- Fresh Baked Foods

     In 1998, Flowers Bakeries was the leading producer of fresh baked foods in 11 of its major markets and second in eight of its major markets and was developing its presence in the other markets it has recently entered. Flowers Bakeries' market includes 16 states in the eastern, southeastern and south central United States.

     Flowers Bakeries markets its fresh soft variety and white breads under numerous brand names, including Flowers, Nature's Own, Whitewheat, Cobblestone Mill, Dandee, Evangeline Maid, Betsy Ross, ButterKrust and Purity, among others. Within licensed geographic territories, Flowers Bakeries also markets fresh bread under the Sunbeam, Roman Meal, Country Hearth and Bunny trademarks. Nature's Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed in only 40% of the United States. Rolls and buns are marketed under the Cobblestone Mill, Breads International and other brand names. Flowers Bakeries has used its strong brand recognition to expand to new product lines, such as the successful introduction of Cobblestone Mill Breakfast Breads. Fresh baked snack cakes, donuts, pastries and other sweet snacks are sold primarily under the BlueBird brand, as well as ButterKrust and Sunbeam.

     In addition to its branded products, Flowers Bakeries also packages baked foods under private labels for such retailers as Winn-Dixie. While private label products carry lower margins than branded products, Flowers Bakeries is able to use private label offerings to expand total shelf space and to effectively maximize capacity utilization.

     Flowers Bakeries also supplies numerous restaurants, institutions and foodservice companies, with fresh bread products, including Burger King, Krystal, Arby's, Outback Steakhouse, Olive Garden, Dairy Queen and Chili's. In May 1995, Flowers Bakeries became a preferred supplier to Burger King and currently supplies baked products to approximately 2,100 Burger King restaurants in the Southeast. Flowers Bakeries also sells fresh baked products to wholesale distributors for ultimate sale to a wide variety of food outlets.

  Mrs. Smith's Bakeries -- Frozen Baked Foods

     Mrs. Smith's Bakeries and Sara Lee have the two largest shares of the frozen baked dessert market. Mrs. Smith's Bakeries' frozen baked pies were the number one retail frozen brand pies in the United States for 1998. Mrs. Smith's Bakeries' frozen baked foods are marketed throughout the United States, and, based on consumer surveys, Mrs. Smith's enjoys a 94% brand awareness in United States households.

     Mrs. Smith's Bakeries' frozen pies, cakes, cobblers and other baked desserts are sold under the Mrs. Smith's, Mrs. Smith's Restaurant Classics, Mrs. Smith's Special Recipe, Oregon Farms, Stilwell, Pet-Ritz, Banquet and Oronoque Orchard brand names in the frozen foods sections of supermarkets, as are Mrs. Smith's Bakeries' frozen pie shells, mixed fruits and quiche fillings. Mrs. Smith's Bakeries has also introduced a line of frozen baked desserts and cobblers that feature low fat crusts and no-sugar-added fruit fillings. Mrs. Smith's Bakeries' frozen baked products also include specialty baked and parbaked (partially baked) breads, buns and rolls marketed under the European Bakers, Ltd. and Our Special Touch brands, which are sold at retail. Mrs. Smith's Bakeries also co-packs these and other fresh bakery snack food products on behalf of other industry participants who sell these products under their own proprietary brand names.

     Mrs. Smith's Bakeries produces frozen pies, cakes and desserts as well as bread, rolls and buns for sale to foodservice customers and wholesalers, such as Sysco, and markets fresh and frozen hearth-baked specialty bread, breadsticks and rolls to chain restaurants such as Outback Steakhouse and Olive Garden.

     Traditionally, frozen pie sales are heavily concentrated throughout the year-end holiday season. In 1998, Mrs. Smith's Bakeries launched "Operation 365," a strategy aimed at significantly expanding non-seasonal sales in the frozen baked product line by introducing new products under the Mrs. Smith's brand, thereby extending the well-recognized Mrs. Smith's brand name to existing and related products. Mrs. Smith's Bakeries' newest introduction is Mrs. Smith's Restaurant Classics, which are frozen premium, restaurant-quality cream pies sold for retail and foodservice distribution.

     Mrs. Smith's Bakeries also produces fresh baked snack products under the Mrs. Freshley's brand, such as donuts, honeybuns, cream horns, pecan spins, jelly rolls and cinnamon buns for sale as single packs in vending machines and in multi-packs marketed through grocery stores and mass merchandisers as center aisle promotions. In addition, Mrs. Smith's Bakeries sells these same products to Flowers Bakeries, which distributes them under its BlueBird brand. Mrs. Smith's Bakeries produces fresh baked snack foods at some of its production facilities in order to maximize the use of capacity.

Keebler -- Cookies and Crackers

     Keebler is the second largest cookie and cracker producer in the United States with annualized net sales of over $2.5 billion and a 25.7% share of the United States cookie and cracker market. In the United States, Keebler is the number two producer and marketer of branded cookies and crackers, the number one producer of private label cookies and the number one producer of crackers for the foodservice market. Keebler produces cookies and crackers under well-recognized brands including, among others, Chips Deluxe, Sandies, Fudge Shoppe, Vienna Fingers, Droxies, Famous Amos, Olde New England, Murray, Carr's, Town House, Club, Wheatables, Zesta, Cheez-It, Sunshine Krispy, Munch'ems and Ready Crust. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

     In addition, Keebler is the number one producer and marketer of retail branded ice cream cones in the United States, and a major producer of retail branded pie crusts. Keebler also produces custom-baked products for other marketers of branded food products, including Kellogg Pop Tarts, Kellogg Nutri-Grain bars, McDonaldland cookies and Gerber Biter biscuits, as well as crackers for Oscar Mayer Lunchables, Starkist Charlie Tuna snack kits and Kraft Handi-Snacks.

     With the acquisition of President, Keebler became the leading licensed supplier of cookies for the Girl Scouts of America. Keebler exclusively supplies more than one-half of the approximately 320 Girl Scout

Councils in the United States and is one of only three cookie manufacturers licensed by the Girl Scouts of America to manufacture Girl Scout cookies. Keebler employs dedicated marketing personnel to assist the various Girl Scout Councils with sales, marketing and public relations. Historically, President's net sales, net income and cash flow have been higher in the first quarter than any other fiscal quarter because substantially all sales of Girl Scout cookies have occurred in that quarter.

MANUFACTURING AND DISTRIBUTION

     The Company designs its production facilities and distribution systems to meet the marketing and production demands of its major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows the Company to establish reciprocal baking arrangements among its bakeries, the Company seeks to remain the country's leading low cost producer and marketer of branded fresh and frozen baked products on a national and super-regional basis and to provide the highest quality customer service. In addition to the independent distributor system for its fresh baked products and the DSD system used for Flowers Bakeries and Keebler, the Company also uses both owned and public warehouses and distribution centers in central locations for the distribution of certain of its frozen and other shelf stable products.

  Flowers Bakeries -- Fresh Baked Foods

     Flowers Bakeries owns and operates 24 fresh bread and bun bakeries in 10 states. Flowers Bakeries has invested approximately $239 million over the past six years, primarily to build new state-of-the-art baking facilities and to significantly upgrade existing facilities. During this period, Flowers Bakeries has added 12 new highly-automated production lines in nine of its facilities. The Company believes that these investments, undertaken at a time when many competitors were minimizing capital improvements due to leverage or earnings pressure, have made Flowers Bakeries the most efficient major producer of fresh baked foods in the United States. Flowers Bakeries believes that its capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes and greater production volume at a lower cost per unit. While its major capital improvement program is largely complete, Flowers Bakeries intends to continue to invest in its plant and equipment to maintain the highest levels of efficiency.

     Distribution of fresh baked foods involves determining appropriate order levels, delivering the product from the plant to the customer, stocking the product on the shelves, visiting the customer one to three times daily to ensure that inventory levels remain adequate and removing stale goods. In 1986, Flowers Bakeries began converting its bakery sales routes from employees operating company-owned vehicles to a DSD system of exclusive independent distributors. Flowers Bakeries effected this change by selling its sales routes, primarily to its sales employees. Flowers Bakeries initially financed these purchases over ten years, which obligations were sold to a financial institution in 1996. Currently, all distributor purchase arrangements are made directly with a financial institution, and, pursuant to an agreement, Flowers Bakeries manages and services these arrangements.

     Management believes that Flowers Bakeries' independent distributor system is unique in the industry as to its size, with approximately 3,100 distributors, and with respect to its super-regional scope. In Flowers Bakeries' DSD system, an aggregate of over 70,000 stops are made each day. The program is designed to provide Flowers Bakeries' retailers with superior service because distributors, highly motivated by route ownership, strive to increase sales by maximizing service. In turn, distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher sales volume.

  Mrs. Smith's Bakeries -- Frozen Baked Foods

     Mrs. Smith's Bakeries operates 11 production facilities with 54 production lines for its pies, cakes, breads, rolls and snack foods. Mrs. Smith's Bakeries maintains maximum operating efficiency by producing high volume fresh snack products on long runs to complement its branded frozen baked products, sales of which are seasonal in nature. In the past six years, Mrs. Smith's Bakeries has invested approximately $143 million to upgrade its frozen baked foods production and distribution facilities, primarily by adding 13 highly-automated production lines in nine facilities and constructing its 225,000 square foot highly-automated frozen distribution facility in Suwanee, Georgia. In addition, Mrs. Smith's Bakeries is nearing completion of installation of the SAP R/3 operating system, which Mrs. Smith's Bakeries believes will provide it with competitive advantages in inventory tracking and distribution. Mrs. Smith's Bakeries plans to invest approximately $100 million over fiscal 1999 and 2000 in renovations to improve efficiencies at several of its frozen food bakeries.

     Mrs. Smith's Bakeries' distribution facilities are strategically located near its production facilities to simplify distribution logistics and shorten delivery times. The plant in Stilwell, Oklahoma is an efficient facility which serves as a principal point of distribution for Mrs. Smith's Bakeries' products throughout the central, southwestern and western United States. The state-of-the-art Suwanee distribution facility is located on a major interstate corridor near four of Mrs. Smith's Bakeries' frozen dessert production facilities. This facility opened in 1995 and contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer, and computer-controlled bar-coding and inventorying. The automation of this facility enables Mrs. Smith's Bakeries to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. In addition to cost efficiencies, these features allow the Suwanee facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. Production capacity is intended to be added on-site to expand Mrs. Smith's Bakeries' production capacity and to enhance operating efficiencies by having contiguous production and frozen storage.

     In addition to Mrs. Smith's Bakeries' two strategically-located freezer and distribution facilities in Suwanee and Stilwell, the Company leases additional freezer and distribution facilities on the West Coast to facilitate distribution of its products nationwide. These owned and leased facilities allow Mrs. Smith's Bakeries to build and store necessary inventory in seasonal products, and to expedite the national distribution of both its seasonal and non-seasonal products.

     Mrs. Smith's Bakeries distributes its fresh baked snack products from a centralized distribution facility located near Knoxville, Tennessee. Centralized distribution allows Mrs. Smith's Bakeries to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses.

  Keebler -- Cookies and Crackers

     Keebler attempts to meet the changing demands of its customers by planning appropriate stock levels and optimal delivery times. To achieve these objectives, Keebler has developed a network of modern and efficient production facilities with contiguous or strategically located shipping centers and distribution warehouses. Keebler operates 19 manufacturing facilities located throughout the United States, of which 16 are owned and three are leased. Keebler also owns and operates a dairy in Fremont, Ohio that produces cheese under a proprietary formula which is used as an ingredient in Cheez-It crackers. Keebler's distribution facilities consist of 19 shipping centers attached to its manufacturing facilities, eight stand-alone shipping centers (two owned and six leased) and 62 distribution centers (10 owned and 52 leased) throughout the United States. Of the 62 distribution centers, nine were subleased and two were idle. Keebler also leases 77 warehouses and 18 depots that are located throughout the United States and are utilized by the sales force in the distribution of Keebler's products. Following the President acquisition, Keebler owns one idle warehouse that is held for sale.

     Keebler distributes its retail branded cookie and cracker products through its DSD distribution system, which services substantially all supermarkets in the United States, as measured by Information Resources, Inc. ("IRI"). Members of Keebler's sales force, rather than store employees, stock and arrange Keebler's products on store shelves and build end-aisle and free-standing product displays. Frequent presence of Keebler's sales force employees provides Keebler with a high level of control over the availability and presentation of its products. Keebler believes that this control allows it to maintain shelf space, better execute in-store promotions and more effectively introduce new products.

     With the acquisition of President, Keebler acquired its franchised DSD system, which principally distributes products east of the Mississippi River. President's distribution system, which services both supermarkets and non-supermarket channels, is comprised of independent franchisees who purchase and resell President products.

     In addition to the Keebler and President DSD systems, Keebler uses a network of independent distributors and brokers to serve convenience stores and vending distributors. In the case of club stores, Keebler uses a dedicated sales force and ships products directly to the customers' warehouses. Keebler also uses a warehouse sales and distribution system to sell and distribute Keebler Ready Crust pie crusts. Carr's crackers are sold through a network of independent speciality distributors.

CUSTOMERS

     The Company's top ten customers in 1998 accounted for 26% of sales. No single customer accounted for more than 10% of the Company's sales.

COMPETITION

     Flowers Bakeries -- Fresh Baked Foods

     The United States fresh baked foods segment is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries. Primary national competitors include Interstate, Earthgrains, Bestfoods and Pepperidge Farm. Competition is based on product quality, brand loyalty, price effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves, is an increasingly important competitive factor. While Flowers Bakeries experiences price pressure from time to time, primarily as a result of competitors' promotional efforts, Flowers Bakeries believes that its status as the low cost producer and consumer brand loyalty, as well as Flowers Bakeries' diversity within its region in terms of geographic markets, products, and sales channels, limit the effects of such competition. Recent consolidation in the baked foods industry has reduced prior excess capacity and has further enhanced the ability of the larger firms to compete with small regional bakeries. Flowers Bakeries believes that it enjoys significant competitive advantages over smaller regional bakeries due to economies of scale in areas such as purchasing, production, advertising, marketing and distribution, and its lower production costs.

     Mrs. Smith's Bakeries -- Frozen Baked Foods

     The frozen baked foods industry is led by Pillsbury, Sara Lee and Mrs. Smith's Bakeries. Other significant competitors in the frozen baked dessert category include Rich Products, Edwards and Pepperidge Farm. Competitors for the Mrs. Freshley's brand products produced by Mrs. Smith's Bakeries include Interstate (Hostess) and McKee (Little Debbie). Mrs. Freshley's is the country's number three fresh pastry brand sold through vending machines.

     Competition for branded frozen baked products depends primarily on brand recognition and loyalty, perceived product quality, effective promotions and, to a lesser extent, price. Based on consumer surveys, Mrs. Smith's has an approximate 94% brand awareness in United States households. For the nonbranded products manufactured by Mrs. Smith's Bakeries, competition is based upon high-quality products requested by foodservice customers, excellent service and price.

     Keebler -- Cookies and Crackers

     The United States branded cookie and cracker industry is led by Keebler and Nabisco, which together accounted for approximately 59.4% of total sales volume in 1998. Keebler has an approximate 25.7% share of the retail cookie and cracker market, while Nabisco, the largest manufacturer in the United States cookie and cracker industry, has an approximate 33.7% share. The remaining industry participants primarily target certain segments of the industry or focus on certain regions of the United States. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in Keebler's markets takes many forms including establishing favorable brand recognition, developing products sought by consumers, implementing appropriate pricing, providing strong marketing support and obtaining access to retail outlets and sufficient shelf space.

INTELLECTUAL PROPERTY

     The Company owns a number of trademarks and trade names, as well as certain patents and licenses. Flowers Bakeries' principal brand names include Flowers, Nature's Own, Whitewheat, Cobblestone Mill, Dandee, Evangeline Maid, Betsy Ross, ButterKrust, Purity, and BlueBird, among others, and its licensed trademarks include Sunbeam, Roman Meal, Country Hearth and Bunny. Mrs. Smith's Bakeries' principal brand names include Mrs. Smith's, Mrs. Smith's Restaurant Classics, Mrs. Smith's Special Recipe, Stilwell, Oregon Farms, Pet-Ritz, Banquet, Oronoque Orchard, European Bakers, Ltd., Our Special Touch, Mrs. Freshley's, Danish Kitchen and Pour-a-Quiche. Keebler's principal trademarks and trade names include Keebler, Ernie the Keebler Elf, the Hollow Tree logo, Cheez-It, Chips Deluxe, Club, Famous Amos, Fudge Shoppe, Hi-Ho, Hydrox, Sunshine Krispy, Munch'ems, Murray, Olde New England, Ready Crust, Sandies, Soft Batch, Sunshine, Toasteds, Town House, Vienna Fingers, Wheatables and Zesta. Keebler is the exclusive licensee of the Carr's brand name in the United States. Such trademarks and trade names are considered to be important to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would negatively impact the continuing use of any of its trademarks, trade names, patents or licenses.

RAW MATERIALS

     The Company's primary baking ingredients are flour, sugar, shortening, fruit and dairy products. The Company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and films and plastics to package its baked foods. In addition, the Company is also dependent upon natural gas and propane as a fuel for firing ovens. On average, baking ingredients constitute approximately 10% to 15%, and packaging represents approximately 1% to 5%, of the wholesale selling price of the Company's baked foods. The Company maintains diversified sources for all of its baking ingredients and packaging products.

     Commodities, such as the Company's baking ingredients, periodically experience price fluctuations and, for that reason, the market for these commodities is continuously monitored. From time to time, the Company enters into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials prices.

RESEARCH AND DEVELOPMENT

     The Company engages in research activities, which principally involve development of new products, improvement of the quality of existing products and improvement and modernization of production processes. The Company also carries out development and evaluation of new processing techniques for both current and proposed product lines.

REGULATION

     As a producer and marketer of food items, the Company's operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission (the "FTC"), the Environmental Protection Agency, and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

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

EMPLOYEES

     Flowers employs approximately 6,300 persons, approximately 500 of whom are covered by collective bargaining agreements. Keebler employs approximately 12,200 persons, of whom approximately 5,800 are covered by collective bargaining agreements. The Company believes that it has good relations with its employees.

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

  NAME, AGE AND OFFICE                                       BUSINESS EXPERIENCE
  --------------------                                       -------------------
  AMOS R. McMULLIAN                        Chairman of the Board of Directors of the Company since
    Age 61                                 January 1985; Chairman of the Executive Committee since
    Chairman of the Board and              January 1984; Chief Executive Officer of the Company
    Chief Executive Officer                since April 1981; Vice Chairman of the Board of
                                           Directors (1984 - 1985); Co-Chairman of the Executive
                                           Committee (1983 - 1984); President and Chief Operating
                                           Officer (1976 - 1984); Director of the Company since
                                           1975; joined the Company in 1963; Director of Keebler
                                           since January 1996.
  ROBERT P. CROZER                         Vice Chairman of the Board of Directors of the Company
    Age 52                                 since 1989; Vice President -- Marketing (1985 - 1989);
    Vice Chairman of the Board             President and Chief Operating Officer, Convenience
                                           Products Group (1979 - 1989); Corporate Director of
                                           Marketing Planning (1979 - 1985); Director of the
                                           Company since 1979; joined the Company in 1973; Director
                                           of Keebler since January 1996 and Chairman of the Board
                                           of Directors of Keebler since February 1998.
  C. MARTIN WOOD III                       Senior Vice President and Chief Financial Officer of the
    Age 55                                 Company since September 1978; Vice President -- Finance
    Senior Vice President and Chief        (1976 - 1978); Director of the Company since 1975;
    Financial Officer                      joined the Company in 1970; Director of Keebler since
                                           January 1996.
  G. ANTHONY CAMPBELL                      Secretary and General Counsel of the Company since
    Age 46                                 January 1985; Assistant General Counsel (1983 - 1985);
    Secretary and General Counsel          joined the Company in 1983; Director of the Company
                                           since 1991; Director of Keebler since February 1998.
  GEORGE E. DEESE                          President and Chief Operating Officer of Flowers
    Age 52                                 Bakeries, Inc. since January 1997; President and Chief
    President and Chief Operating          Operating Officer, Baked Products Group (1983 - 1997);
    Officer, Flowers Bakeries, Inc.        Regional Vice President, Baked Products Group
                                           (1981 - 1983); President of Atlanta Baking Company
                                           (1980 - 1981); joined the Company in 1964.
  GARY L. HARRISON                         President and Chief Operating Officer of Mrs. Smith's
    Age 61                                 Bakeries, Inc., since January 1997; President and Chief
    President and Chief Operating          Operating Officer, Specialty Foods Group (1989 - 1997);
    Officer, Mrs. Smith's Bakeries, Inc.   Executive Vice President, Baked Products Group
                                           (1987 - 1989); Regional Vice President, Baked Products
                                           Group (1977 - 1987); President of Flowers Baking Company
                                           of Thomasville (1976 - 1977); joined the Company in
                                           1954.
  JIMMY M. WOODWARD                        Treasurer and Chief Accounting Officer of the Company
    Age 38                                 since October 1997; Assistant Treasurer, for more than
    Treasurer and Chief Accounting         five years prior to that time; joined the Company in
    Officer                                1985; Director of Keebler since February 1998.
  MARTA JONES TURNER                       Vice President of Public Affairs of the Company since
    Age 45                                 September 1997; Director of Public Affairs, for more
    Vice President of Public Affairs       than five years prior to that time; joined the Company
                                           in 1978.

     All Executive Officers are elected by the Board of Directors for one year terms with the exception of the positions of President, Flowers Bakeries, Inc. and President, Mrs. Smith's Bakeries, Inc., which are appointed offices.

ITEM 2.  PROPERTIES

     Forty-nine of the Company's production facilities are owned, four facilities are leased and three facilities are owned by local industrial development authorities under terms of Industrial Revenue Bond ("IRB") financing agreements. The leased properties are leased for terms of ten to fifteen years with certain renewal options. Under the terms of the IRB financing agreements, title to these properties passes to the Company at maturity for little or no consideration. The Company's production plant locations are:

FLOWERS BAKERIES
-----------------
Opelika, Alabama
Tuscaloosa, Alabama
Ft. Smith, Arkansas
Pine Bluff, Arkansas
Texarkana, Arkansas
Bradenton, Florida
Jacksonville, Florida
Miami, Florida
Atlanta, Georgia
Thomasville, Georgia
Villa Rica, Georgia
Baton Rouge, Louisiana
Lafayette, Louisiana
New Orleans, Louisiana
Goldsboro, North Carolina
Jamestown, North Carolina
Kinston, North Carolina
Morristown, Tennessee
El Paso, Texas
Houston, Texas
San Antonio, Texas
Tyler, Texas
Lynchburg, Virginia
Bluefield, West Virginia
Charleston, West Virginia

MRS. SMITH'S BAKERIES
-----------------------
Montgomery, Alabama
Atlanta, Georgia
Chamblee, Georgia
Forest Park, Georgia
Suwannee, Georgia
Tucker, Georgia
London, Kentucky
Chaska, Minnesota
Pembroke, North Carolina
Stilwell, Oklahoma
Spartanburg, South Carolina
Crossville, Tennessee

KEEBLER
--------
Birmingham, Alabama
North Little Rock, Arkansas
Denver, Colorado
Athens, Georgia
Augusta, Georgia
Columbus, Georgia
Macon, Georgia
Chicago, Illinois
Des Plaines, Illinois
Lake Bluff, Illinois
Kansas City, Kansas
Florence, Kentucky
Louisville, Kentucky
Grand Rapids, Michigan
Sayreville, New Jersey
Charlotte, North Carolina
Cincinnati, Ohio
Marietta, Oklahoma
Cleveland, Tennessee

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                                                  CASH DIVIDENDS PAID
                                              MARKET PRICE                          PER COMMON SHARE
                                -----------------------------------------    ------------------------------
                                               TRANSITION
                                  FY 1998      PERIOD 1998      FY 1997                TRANSITION
                                -----------    -----------    -----------                PERIOD
QUARTER                         HIGH    LOW    HIGH    LOW    HIGH    LOW    FY 1998      1998      FY 1997
-------                         ----    ---    ----    ---    ----    ---    -------   ----------   -------
First.........................   26 5/16 20 1/8  20 11/16 16 1/2  13 1/4 10 5/8  .1150   .1100       .1000
Second........................   23 7/8 19 3/8  21 1/2 16 5/8  15 7/8 12 5/8  .1175      .1125       .1017
Third.........................  22 7/16 16 1/2  --     --      16 1/8 13 1/4  .1200         --       .1033
Fourth........................   24 3/4 18 1/2  --     --      18     15      .1225         --       .1075
    Total.....................                                                .4750      .2225       .4125

                            EQUITY SECURITY HOLDERS

                                                              NUMBER OF SHAREHOLDERS OF
TITLE OF CLASS                                                RECORD AT MARCH 26, 1999
--------------                                                -------------------------
Common Stock, $.625 Par Value, Together with Preferred Share
  Purchase Rights...........................................             8,679
                                                                      --------

     The preceding table presents the high and low market price and cash dividend information for each fiscal quarter as it relates to the Company's common stock, $.625 par value. The Company's common stock is traded on the New York Stock Exchange. Cash dividends have been paid on these shares every quarter since December 1971.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated historical financial data presented below as of and for the fiscal years 1998, transition period 1998, 1997, 1996, 1995 and 1994, have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The results of operations presented below are not necessarily indicative of results to be expected for any future period.

                                                       FOR THE 27
                                     FOR THE 52       WEEKS ENDED                       FOR THE 52 WEEKS ENDED
                                     WEEKS ENDED       JANUARY 3,     -----------------------------------------------------------
                                   JANUARY 2, 1999        1998        JUNE 28, 1997   JUNE 29, 1996   JULY 1, 1995   JULY 2, 1994
                                   ---------------   --------------   -------------   -------------   ------------   ------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Sales............................    $3,776,461         $786,539       $1,441,253      $1,250,584      $1,139,954      $994,472
Gain on sale of distributor notes
  receivable                                                               43,244
Materials, supplies, labor and
  other production costs.........     1,702,581          418,926          787,799         674,762         599,416       525,731
Selling, marketing and
  administrative expenses........     1,644,413          303,868          537,825         473,630         428,833       383,073
Depreciation and amortization....       128,765           26,930           45,970          40,848          36,604        34,110
Non-recurring charge.............        68,313               --               --              --              --            --
Interest expense, net............        68,725           11,796           25,109          13,004           7,086         4,318
Income before income taxes,
  investment in unconsolidated
  affiliate, minority interest,
  extraordinary loss and
  cumulative effect of changes in
  accounting principles..........       163,664           25,019           87,794          48,340          68,015        47,240
Income taxes.....................        74,391            9,632           33,191          18,185          25,714        17,744
Income from investment in
  unconsolidated affiliate.......            --           18,061            7,721             613              --            --
Income before minority interest,
  extraordinary loss and
  cumulative effect of changes in
  accounting principles..........        89,273           33,448           62,324          30,768          42,301        29,496
Minority interest................       (43,305)              --               --              --              --            --
Income before extraordinary loss
  and cumulative effect of
  changes in accounting
  principles.....................        45,968           33,448           62,324          30,768          42,301        29,496
Extraordinary loss due to early
  extinguishment of debt, net of
  tax benefit and minority
  interest.......................          (938)              --               --              --              --            --
Cumulative effect of changes in
  accounting principles, net of
  tax benefit....................        (3,131)          (9,888)              --              --              --            --
Net income.......................    $   41,899         $ 23,560       $   62,324      $   30,768      $   42,301      $ 29,496
NET INCOME PER COMMON SHARE:
Basic:
  Income before extraordinary
    loss and cumulative effect of
    changes in accounting
    principles...................    $      .47         $    .38       $      .71      $      .35      $      .49      $    .35
  Extraordinary loss due to early
    extinguishment of debt, net
    of tax benefit and minority
    interest.....................          (.01)              --               --              --              --            --
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit..................          (.03)            (.11)              --              --              --            --
  Net income per common share....    $      .43         $    .27       $      .71      $      .35      $      .49      $    .35
  Weighted average shares
    outstanding..................        96,393           88,368           88,000          86,933          86,229        84,521
Diluted:
  Income before extraordinary
    loss and cumulative effect of
    changes in accounting
    principles...................    $      .47         $    .38       $      .71      $      .35      $      .49      $    .35
  Extraordinary loss due to early
    extinguishment of debt, net
    of tax benefit and minority
    interest.....................          (.01)              --               --              --              --            --
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit..................          (.03)            (.11)              --              --              --            --
  Net income per common share....    $      .43         $    .27       $      .71      $      .35      $      .49      $    .35
  Weighted average shares
    outstanding..................        96,801           88,773           88,401          87,211          86,438        84,784
BALANCE SHEET DATA:
  Total assets...................    $2,860,900         $898,880       $  898,187      $  849,443      $  655,921      $559,682
  Long-term debt.................     1,038,998          276,211          275,247         274,698         120,944        92,886
  Stockholders' equity...........       572,961          348,567          340,012         305,324         303,981       275,731

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with "Selected Consolidated Historical Financial Data" included herein and the consolidated financial statements and the related notes thereto of the Company incorporated by reference or included elsewhere. The following information contains forward-looking statements which involve certain risks and uncertainties. See "Forward-Looking Statements."

OVERVIEW

  General

     The Company produces and markets fresh baked breads, rolls and snack foods, frozen baked breads, desserts and snack foods, and cookies and crackers. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The Company manages these factors to achieve a sales mix favoring its higher-margin branded products while using high-volume products to control costs and maximize use of capacity.

     The principal elements comprising the Company's production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the Company's products are flour, sugar, shortening, fruits and dairy products. The Company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and plastic to package its products. The prices of these materials are subject to significant volatility. The Company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

     The Company's selling, marketing and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the Company's cost structure, other than production costs, and are principally influenced by changes in sales volume.

     Depreciation and amortization expenses for the Company are comprised of depreciation of property, plant and equipment and amortization of costs in excess of net tangible assets associated with acquisitions. The Company's interest expense related to its outstanding debt is discussed in Note 4 of Notes to Consolidated Financial Statements.

  Matters Affecting Analysis

     As used herein, unless the context otherwise indicates, (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler, and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

     On February 3, 1998, FII completed its purchase of additional shares of Keebler to increase its ownership from approximately 45% to 55% ("Keebler Acquisition"). Accordingly, the results of operations of Keebler are consolidated with those of Flowers for the fiscal year ended January 2, 1999. From January 26, 1996, the date of FII's initial investment in Keebler, through February 3, 1998, FII accounted for its investment in Keebler using the equity method of accounting.

     As a result of Flowers' change in fiscal year end, the Company's quarterly reporting periods for fiscal 1998 were as follows: first quarter ended April 25, 1998, second quarter ended July 18, 1998, third quarter ended October 10, 1998, and fourth quarter and fiscal year ended January 2, 1999 (the Saturday nearest December 31). Unless stated otherwise, all references to (i) "fiscal 1996" shall mean Flowers' full fiscal year ended June 29, 1996; (ii) "fiscal 1997" shall mean Flowers' full fiscal year ended June 28, 1997; (iii) "twenty-seven week transition period ended January 3, 1998" shall mean Flowers' twenty-seven week transition period from June 29, 1997 through January 3, 1998; and (iv) "fiscal 1998" shall mean Flowers' full fiscal year ended January 2, 1999. For purposes of this analysis and in light of the change in fiscal year end discussed above, the Company has compared fiscal 1998 with the corresponding financial information for the fifty-two weeks ended January 3, 1998 which has been developed solely for comparative purposes, and has compared fiscal 1997 with fiscal 1996.

     During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively), or $.45 per share after-tax. The charge includes $57.5 million of noncash asset impairments, $4.7 million of severance costs and $6.1 million of other related exit costs. The plan involves closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities.

     As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment to be disposed of. Severance costs provide for the reduction of 695 employees, and, as of January 2, 1999, 405 employees had been severed. Ongoing costs, including, but not limited to, guard service, utilities and property taxes, of the closed facilities until time of disposal, primarily represent the other exit costs. Management anticipates that all significant actions related to the plan will be completed as of the end of fiscal 1999.

     Additionally, the Company recorded an extraordinary loss of $.9 million, net of tax benefit and minority interest, related to the early extinguishment of debt, and $3.1 million, net of tax benefit, for a cumulative effect of a change in accounting principle related to the early adoption of Statement of Position 98-5 -- "Reporting on the Costs of Start-Up Activities" ("SOP 98-5").

     The effect of the above charges on fiscal 1998 net income was $.49 per share. Excluding the unusual charges, net income for fiscal 1998 was $.92 per share. Management anticipates the charges will result in operating savings of approximately $40.0 million over the next five years, partially offset by an expected increase in the Company's effective tax rate.

     The Company's results of operations, expressed as a percentage of sales, are set forth below:

                                                           FOR THE 52 WEEKS ENDED
                                               ----------------------------------------------
                                               JANUARY 2,   JANUARY 3,    JUNE 28,   JUNE 29,
                                                  1999         1998         1997       1996
                                               ----------   -----------   --------   --------
                                                            (UNAUDITED)
Sales........................................    100.00%      100.00%      100.00%    100.00%
Gross margin.................................     54.92        47.61        48.34      46.04
Selling, marketing and administrative
  expenses...................................     43.54        38.26        37.31      37.48
Depreciation and amortization................      3.41         3.42         3.19       3.27
Non-recurring charge.........................      1.81
Interest expense, net........................      1.82         1.60         1.74       1.04
Income before income taxes, investment in
  unconsolidated affiliate, minority
  interest, extraordinary loss and cumulative
  effect of changes in accounting
  principles.................................      4.34         4.34         6.09       3.86
Income taxes.................................      1.97         1.65         2.30       1.45
Net income...................................      1.12%        3.72%        4.32%      2.46%

FIFTY-TWO WEEKS ENDED JANUARY 2, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 3, 1998

     Sales. For fiscal 1998, sales were $3,776.5 million or 162% higher than sales for the comparable period in the prior year, which were $1,440.1 million. A majority of the increase was due to the consolidation of Keebler's sales, following the Keebler Acquisition, in the amount of $2,226.5 million. Sales at Flowers Bakeries and Mrs. Smith's Bakeries increased $46.6 million, or 5%, and $63.1 million, or 12%, respectively, for the comparable period in the prior year. Of the increase at Flowers Bakeries, 3%, 1% and 1% were due to an acquisition, increased volume, and pricing and product mix, respectively. Of the increase at Mrs. Smith's Bakeries, 8%, 3% and 1% were due to the acquisition of two businesses, increased volume, and pricing and product mix, respectively.

     Gross Margin. Gross margin for fiscal 1998 was $2,073.9 million, or 202% higher than the gross margin for the comparable period in the prior year, which was $685.6 million. The Company's gross margin for fiscal 1998 includes gross margin of $1,319.0 million attributable to Keebler, a factor not present in the prior year. Flowers Bakeries' gross margin improved to 54% of sales in fiscal 1998 as compared to 52% of sales for the comparable period in the prior year. Improved volume, production efficiencies and lower ingredient costs led to the increase. Mrs. Smith's Bakeries' gross margin improved to 41% of sales in fiscal 1998 as compared to 37% of sales for the comparable period in the prior year. This increase was due primarily to increased volume, cost control and greater plant efficiencies.

     Selling, Marketing and Administrative Expenses. For fiscal 1998, selling, marketing and administrative expenses were $1,644.4 million, or 198% higher than its expenses of $551.0 million for the comparable period in the prior year. The increase is due primarily to the inclusion of $1,053.8 million of such expenses attributable to Keebler. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to increased sales volume and expenses related to a project to improve its information systems. Mrs. Smith's Bakeries' selling, marketing and administrative expenses increased primarily due to increased sales volume and logistics costs related to the closing of its production facility in Pottstown, Pennsylvania and the shifting of its production to other Mrs. Smith's Bakeries' facilities.

     Depreciation and Amortization. Depreciation and amortization expense was $128.8 million for fiscal 1998, an increase of 162% over the corresponding period in the prior year, which was $49.2 million. The increase was primarily a result of the consolidation of Keebler, increased goodwill amortization relating to the Keebler Acquisition and increased depreciation associated with capital improvements.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" above.

     Interest Expense. For fiscal 1998, interest expense was $68.7 million, an increase of 199% over the corresponding period in the prior year, which was $23.0 million. Approximately $26.5 million in interest expense was attributable to the consolidation of Keebler, with the remaining increase due to borrowings used to fund the Keebler Acquisition.

     Income Before Income Taxes. Income before income taxes was $163.7 million for fiscal 1998, an increase of 162% over the $62.5 million reported for the comparable period in the prior year. Approximately $169.5 million of the increase was the result of the consolidation of Keebler, which was partially offset by the $68.3 million non-recurring charge, increased goodwill and interest expense, all of which are discussed above.

     Income Taxes. Income taxes for fiscal 1998 were $74.4 million, an increase of 213% over the comparable period in the prior year, which were $23.8 million. This increase is due primarily to the inclusion of $73.0 million of income taxes attributable to the consolidation of Keebler, partially offset by a reduction of income tax expense related to the non-recurring charge. Additionally, the effective tax rate increased to 45% from 38% due primarily to increased nondeductible goodwill amortization.

     Net Income. Net income for fiscal 1998 was $41.9 million, a decrease of 22%, as compared to $53.6 million reported in the prior year. The decrease was attributable to the non-recurring charge, an extraordinary loss due to early extinguishment of debt and a cumulative effect of a change in accounting principle relating to the Company's adoption of SOP 98-5. These decreases were partially offset by the consolidation of Keebler, which contributed $52.4 million, net of minority interest.

FIFTY-TWO WEEKS ENDED JUNE 28, 1997 COMPARED TO FIFTY-TWO WEEKS ENDED JUNE 29, 1996

     Sales. Sales for fiscal 1997 were $1,441.3 million, or 15% higher than sales of $1,250.6 million for fiscal 1996. Sales at Flowers Bakeries increased 8% to $904.6 million from $841.2 million, primarily as a result of an acquisition during the second quarter of fiscal 1997 and increased volume. Sales at Mrs. Smith's Bakeries increased 32% to $536.7 million from $405.3 million as a result of the acquisition of Mrs. Smith's Inc. in Pottstown, Pennsylvania during the fourth quarter of fiscal 1996 and increased volume at its existing production facilities.

     Gross Margin. Gross margin for fiscal 1997 was $696.7 million, an increase of 21% over $575.8 million reported during fiscal 1996. This increase was primarily due to a $43.2 million gain on the sale of Flowers Bakeries' distributor notes receivable, which occurred during the first quarter of fiscal 1997, increased sales as discussed above and decreased ingredient and packaging costs during the fourth quarter of fiscal 1997.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased by 15% to $537.8 million for fiscal 1997 from $468.7 million for fiscal 1996. The increase was due primarily to increased sales volume and increased advertising and promotional expenditures, particularly at Mrs. Smith's Bakeries. Expenses as a percentage of sales remained relatively constant with the prior year as a result of increased volume and a more efficient cost structure, particularly in selling and distribution at Flowers Bakeries.

     Depreciation and Amortization. Depreciation and amortization expense increased by 13% to $46.0 million for fiscal 1997 from $40.8 million for fiscal 1996. This increase is primarily due to increased capital spending at both Flowers Bakeries and Mrs. Smith's Bakeries and the amortization of trademarks and goodwill at Mrs. Smith's Bakeries.

     Interest Expense. Interest expense for fiscal 1997 increased by 93% to $25.1 million from $13.0 million in fiscal 1996. The increase was attributable to higher overall borrowings to partially fund capital spending, to finance frozen inventory at Mrs. Smith's Bakeries and to finance FII's initial investment in Keebler. Interest expense for fiscal 1997 also reflects the payment of $2.5 million for an Internal Revenue Service settlement and a higher average interest rate as compared to the prior year.

     Income Before Income Taxes. Fiscal 1997 income before income taxes and investment in unconsolidated affiliate increased by 82% to $87.8 million from $48.3 million for fiscal 1996. This increase was due primarily to the gain on the sale of Flowers Bakeries' distributor notes receivable.

     Income Taxes. Income taxes for fiscal 1997 increased to $33.2 million from $18.2 million for fiscal 1996 due to increased pre-tax income in fiscal 1997. The effective tax rate was 37.8% in fiscal 1997 as compared to 37.6% in fiscal 1996.

     Net Income. For fiscal 1997, net income increased by 102% to $62.3 million from $30.8 million for fiscal 1996. This increase was due primarily to the inclusion of the after-tax income from FII's initial investment in Keebler of $7.7 million in fiscal 1997 as compared to $.6 million in fiscal 1996, as well as the gain on the sale of Flowers Bakeries' distributor notes receivable and the other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for fiscal 1998 was $200.6 million. Positive net cash flow of $84.4 million was provided from net income for the year. Net cash flows provided by operations were negatively impacted by the build-up of inventory at Mrs. Smith's Bakeries as a result of the production transition from its Pottstown, Pennsylvania facility, which was closed during the fourth quarter of fiscal 1998, to other Mrs. Smith's Bakeries' facilities. An increase in trade accounts receivable due to the just-completed high-selling holiday period, also had a negative impact. The timing of payments of other liabilities had a positive impact on cash flows.

     Net cash disbursed for investing activities for fiscal 1998 of $897.9 million primarily consisted of $285.2 million for the Keebler Acquisition, $444.8 million for the acquisition of President by Keebler and capital expenditures of $140.3 million. The capital expenditures, primarily consisting of $38.6 million at Flowers

Bakeries, $34.7 million at Mrs. Smith's Bakeries and $66.8 million at Keebler, were made principally to update and enhance production and distribution facilities.

     For fiscal 1998, net cash provided by financing activities of $750.5 million resulted from FII's issuance of $200.0 million of 7.15% debentures due April 15, 2028 and the issuance of 9,000,000 shares of common stock in a public offering at $22 per share. These transactions were consummated on April 27, 1998. Debt incurred by Keebler to finance the acquisition of President and the exercise of Keebler warrants by a former shareholder, concurrent with Keebler's initial public offering on February 3, 1998, also contributed to net cash provided by financing activities. Dividends paid of $46.1 million partially offset these cash inflows.

     At January 2, 1999, cash and cash equivalents were $57.0 million. As described in Note 4 of Notes to Consolidated Financial Statements, long-term debt was $1,039.0 million and current maturities of long-term debt were $195.3 million at January 2, 1999. In connection with the consolidation of Keebler, the Company has recorded Keebler's indebtedness of $654.5 million as of January 2, 1999; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

     Cash dividends have grown at a compounded annual rate of 6% since 1993, increasing from an annual payout of $.3356 in calendar 1993 to $.4750 in calendar 1998.

     FII owns a majority of the outstanding stock of Keebler, and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII and due to restrictions on the payment of dividends in Keebler's existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard is effective for the Company's fiscal year 2000. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

SEASONALITY

     The Company's sales, net income and cash flows are affected by the timing of new product introductions, promotional activities, price increases and a seasonal sales bias toward the first quarter and second half of the calendar year. The sales bias towards the first quarter is due primarily to Keebler being the leading supplier of Girl Scout cookies and the sales bias toward the second half of the year is primarily due to events such as back-to-school and the Thanksgiving and Christmas holidays. Sales for Mrs. Smith's Bakeries are highly seasonal since, historically, pie sales have been concentrated in the year-end holiday season. In 1998, Mrs. Smith's Bakeries commenced a program entitled "Operation 365" to promote increased pie consumption during the remainder of the year.

YEAR 2000 CONVERSION

     The Company utilizes a number of computer software programs and operating systems throughout its organization, including applications used in order processing, shipping and receiving, accounts payable and receivable processing, financial reporting and in various other administrative functions. The Company recognizes the need to make every effort to ensure that its operations will not be adversely impacted by applications and processing issues related to the upcoming calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs that have been written to recognize two-digit, rather than four-digit, date codes to define the applicable year. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret a code using "00" as the upcoming year 2000 rather than 1900, the Company could experience system failures or miscalculations that could disrupt operations and cause a temporary inability to process transactions, send and process invoices or engage in similar normal business activities.

     Based on its ongoing assessment of its systems, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not present significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors, customers or other third parties, and the Company is currently surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has little or no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

     The Company's plan to resolve the Year 2000 Issue (the "Plan") identifies exposure with respect to the Company's three operating segments, Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, in three different areas: information technology, operating equipment with embedded chips or software and third-party vendors. In addition, the Plan involves the following four phases for each of the potential exposure items: assessment, remediation, testing and implementation. The discussion set forth below will present a current assessment of these areas for each of the Company's operating segments.

  Flowers Bakeries

     With respect to information technology, Flowers Bakeries has completed its assessment of this risk area. This assessment indicated that most of Flowers Bakeries' significant information technology systems could be affected, particularly the general ledger, billing, payables, inventory and ordering systems. As of February 1999, Flowers Bakeries is 100% complete on the remediation phase of its critical systems. Flowers Bakeries has begun the testing and implementation phases. These phases run concurrently for different systems. As of February 1999, Flowers Bakeries has completed 50% of its testing. Completion of the testing phase for all significant systems is expected by June 1999, with all remediation and implementation of systems expected to be fully tested and operational by August 1999.

     Flowers Bakeries has also engaged a consultant (the "Consultant") to inventory and assess all of its critical computer hardware. The inventory is expected to be completed by April 1999 and non-compliant systems will either be remediated or replaced. The assessment of the operating equipment with embedded chips or software is 75% complete as of February 1999. Flowers Bakeries has contracted with the Consultant for the purposes of conducting the inventory and providing assistance with the remediation effort. The expected completion date of remediation is June 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Flowers Bakeries has completed approximately 2% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by August 1999.

     The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue is 50% complete for systems that directly interface with Flowers Bakeries as of February 1999. Flowers Bakeries expects to complete surveying all third parties by August 1999. Flowers Bakeries expects to complete the testing phase for systems interface work by August 1999. Flowers Bakeries has queried its significant suppliers that do not share information systems with Flowers Bakeries (external agents). To date, Flowers Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Flowers Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Flowers Bakeries. The effect of noncompliance by external agents is not determinable by Flowers Bakeries. Detailed contingency plans are being put in place in an effort to ensure Flowers Bakeries is prepared to handle any possible interruptions to production processing.

     In addition to the assessments discussed above, a different consulting firm is reviewing the adequacy, completeness and feasibility of Flowers Bakeries' programs to address the Year 2000 Issue. The consulting firm continues to provide recommendations that Flowers Bakeries is constantly assessing regarding improvements to its program and monitors Flowers Bakeries' execution of remediation efforts.

  Mrs. Smith's Bakeries

     With respect to information technology, Mrs. Smith's Bakeries has completed its assessment of this risk area. This assessment indicated that most of Mrs. Smith's Bakeries' significant information technology systems would not be affected. Mrs. Smith's Bakeries has recently completed a four-year project of installing a new enterprise-wide information technology system. This system is Year 2000 compliant and is responsible for running over 90% of the company's business processes.

     The assessment and remediation of the operating equipment with embedded chips or software is 90% complete. The expected completion date of remediation is April 1999. Mrs. Smith's Bakeries has completed approximately 75% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by April 1999.

     The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue is 50% complete for systems that directly interface with Mrs. Smith's Bakeries and 80% complete for all other material exposure. Mrs. Smith's Bakeries completed surveying all third parties in January 1999. Mrs. Smith's Bakeries has completed remediation efforts on the systems and is 50% complete with the testing and implementation phases. Mrs. Smith's Bakeries expects to complete the testing phase for systems interface work by March 1999. Mrs. Smith's Bakeries has queried its significant suppliers that do not share information systems with Mrs. Smith's Bakeries (external agents). To date, Mrs. Smith's Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Mrs. Smith's Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Mrs. Smith's Bakeries. The effect of noncompliance by external agents is not determinable by Mrs. Smith's Bakeries.

  Keebler

     Keebler has completed a comprehensive review of its computer systems and non-information technology systems to identify potential Year 2000 issues. As Keebler has implemented the SAP R/3 management information system and Manugistics software, both of which were developed/purchased as Year 2000 compliant, management does not anticipate that the impact of Year 2000 issues on its business will be material. Additionally, secondary information systems, which are not material to Keebler's ability to forecast, manufacture or deliver product, have been reviewed and Year 2000 issues identified. Currently, Keebler is in the process of correcting or upgrading these systems and intends to be Year 2000 compliant on all critical systems by mid-1999.

     Keebler has submitted a comprehensive questionnaire to its material vendors and suppliers in an effort to verify that they will be Year 2000 compliant and to identify any problem areas with these groups. Although the results of the questionnaire indicated that material vendors and suppliers intend to be Year 2000 compliant before the end of 1999, they were not able to provide any assurances. Currently, Keebler is in the process of developing a contingency plan to address any potential Year 2000 failures caused by a third party. While there is no assurance that third parties will convert their systems in a timely manner and that they will be compatible with Keebler's systems, management believes these risks will be minimized due to the procedures related to third parties discussed above and the development of a contingency plan.

     Keebler completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Year 2000 issues for this subsidiary. Many of the Year 2000 risks at President will be mitigated through the implementation of the SAP R/3 management information system, Manugistics software and Keebler's warehouse management system at the President facilities. Management expects this implementation to be completed during fiscal 1999.

     Based on the progress made to date in assessing its Year 2000 issues and its compliance with Year 2000 issues related to primary business information systems, Keebler does not foresee significant risks associated with its Year 2000 compliance at this time. As the plan is to address any significant risks associated with Year 2000 issues prior to being affected by them, a comprehensive contingency plan has not been developed, however, if a significant risk related to Year 2000 compliance or a delay in the anticipated timeline for compliance occurs, one will be developed as deemed necessary at that time.

     The information presented above sets forth the steps Keebler has taken to address Year 2000 issues. Keebler does not expect compliance with Year 2000 issues or the most reasonable likely worst case scenario and related contingency plan to have a material impact on its business, results of operations or financial condition.

  Summary

     The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Plan is estimated at $6 to $7 million and is being funded through operating cash flow and expensed as incurred. To date, the Company has incurred approximately $2.3 million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification projects, the development of the plan for the purchase of new systems and system modifications.

     The costs of the Plan and the time frame in which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might result in additional costs or time delays include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Based upon the Company's current estimates, the Company does not anticipate that the cost of compliance with the Year 2000 Issue will be material to its business, financial condition or results of operations; however, there can be no assurance that the Company's systems, or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's compliance with the Year 2000 Issue on its primary business information systems, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company plans to address any significant Year 2000 issues prior to being affected by them, a comprehensive contingency plan has not been developed. However, if a significant risk related to Year 2000 compliance or a delay in the anticipated schedule for compliance occurs, the Company will develop contingency plans as deemed necessary at that time.

     The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" set forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     Certain statements incorporated by reference or made herein under the captions "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition," and elsewhere herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including in the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, changes in the Company's business strategies and other factors discussed herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to commodity price and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The Company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading purposes. The Company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The Company's accounting policy related to financial instruments is further described in Note 1 of Notes to Consolidated Financial Statements.

  Commodity Price Risk

     The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in order to provide a predictable and consistent commodity price, reducing the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. Based on the Company's derivative portfolio as of January 2, 1999, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $11.6 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the portfolio would be substantially offset by increases in the fair value of those hedged items.

  Interest Rate Risk

     The Company manages its exposure to interest rate risk primarily through the use of a combination of fixed to floating rate debt, as well as interest rate swap agreements, in order to reduce overall interest costs. Keebler has entered into interest rate swap agreements on both its fixed and floating rate debt. A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk. Based on the Company's outstanding debt and related interest rate swap agreements as of January 2, 1999, a hypothetical ten percent adverse change in interest rates under normal market conditions could potentially result in a reduction of $7.6 million in the fair value. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the interest rate swap agreements would be substantially offset by increases in the value of those hedged items.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 28, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 28, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

a. List of documents filed as part of this report

     1. Financial Statements of the Registrant

       Report of independent accountants
       Consolidated statement of income for the fifty-two weeks ended January 2,
        1999, the twenty-seven   weeks ended January 3, 1998 and the fifty-two
        weeks ended June 28, 1997 and June 29, 1996
       Consolidated balance sheet at January 2, 1999, January 3, 1998 and June
        28, 1997
       Consolidated statement of changes in stockholders' equity for the
        fifty-two weeks ended January 2,   1999, the twenty-seven weeks ended
        January 3, 1998, and the fifty-two weeks ended June 28, 1997   and June
        29, 1996
       Consolidated statement of cash flows for the fifty-two weeks ended
        January 2, 1999, the twenty-seven   weeks ended January 3, 1998, and the
        fifty-two weeks ended June 28, 1997 and June 29, 1996
       Notes to consolidated financial statements

     2. Financial Statement Schedules of the Registrant

       Report of independent accountants on financial statement schedule
       Schedule II Valuation and Qualifying Accounts -- for the fiscal year ended January 2, 1999, the twenty-seven weeks ended January 3, 1998, and fiscal years ended June 28, 1997 and June 29, 1996

     3. Exhibits

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 2        --   Stock Purchase and Stockholder's Agreement dated as of
               January 28, 1998 by and among Flowers, Bermore, Ltd, Artal
               Luxembourg, S.A. and Keebler (Incorporated by reference to the Company's Report on Form 8-K dated February 18, 1998,
               File No. 1-9787)
 3.1      --   Third Restated Articles of Incorporation++
 3.2      --   Restated By-Laws, as of October 20, 1989 (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended June 27, 1992, File No. 1-9787)

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 4.1      --   Rights Agreement dated as of April 2, 1999 between Flowers
               Industries, Inc. and First Union National Bank, as Rights
               Agent (Incorporated by reference to the Company's
               Registration Statement on Form 8-A filed April 2, 1999, File
               No. 1-9787)
10.1      --   Flowers Industries, Inc. Annual Executive Bonus Plan dated
               August 4, 1995 (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1995, File No. 1-9787)*
10.2      --   First Amendment to the Flowers Industries, Inc. Annual
               Executive Bonus Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.3      --   Flowers Industries, Inc. 401(k) Retirement Savings Plan
               (Incorporated by reference to the Company's Registration
               Statement on Form S-8 filed April 13, 1995, File No.
               33-91198)*
10.4      --   Severance Policy (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1989, File No. 1-9787)*
10.5      --   1982 Incentive Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.6      --   1989 Executive Stock Incentive Plan (Incorporated by
               reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.7      --   Amendment to the 1989 Executive Stock Incentive Plan, dated as of August 4, 1995 (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended July 1, 1995, File No. 1-9787)*
10.8      --   Second Amendment to Flowers Industries, Inc. 1989 Executive
               Stock Incentive Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.9      --   Flowers Industries, Inc. 1990 Supplemental Executive
               Retirement Plan (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended June
               30, 1990, File No. 1-9787)*
10.10     --   Flowers Industries, Inc. Nonemployee Directors' Equity Plan
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File
               No. 1-9787)*
10.11     --   Form of Separation Agreement between the Company and certain members of management of the Company*++
10.12     --   Stock Purchase Agreement dated as of November 5, 1995,
               between INFLO Holdings Corporation and UB Investments
               (Netherlands) BV, as amended by agreement dated January 26,
               1996 (Incorporated by reference to the Company's Report on
               Form 8-K(A) dated April 10, 1996, File No. 1-9787)
10.13     --   Note Purchase Agreement dated as of December 20, 1995, among
               Flowers and the Purchasers named therein, as amended by
               First Amendment effective as of January 23, 1998, as further amended by Second Amendment effective as of March 12, 1998
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File
               No. 1-9787)
10.14     --   Acquisition Agreement dated as of May 1, 1996, among Flowers
               Industries, Inc., Mrs. Smith's Bakeries, a wholly-owned
               subsidiary of Flowers Industries, Inc., The J. M. Smucker
               Company, and Mrs. Smith's Inc., a wholly owned subsidiary of
               The J. M. Smucker Company (Incorporated by reference to the
               Company's Report on Form 8-K dated June 13, 1996, File No.
               1-9787)

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
10.15     --   $500,000,000 Amended and Restated Credit Agreement dated as of January 30, 1998, among Flowers, certain Banks listed
               therein, Wachovia Bank, N.A., as Agent, The Bank of Nova
               Scotia, as Documentation Agent and NationsBank, N.A. as
               Syndicating Agent (Incorporated by reference to the
               Company's Report on Form 8-K dated February 18, 1998, File
               No. 1-9787)
10.16     --   Indenture between Flowers Industries, Inc. and SunTrust
               Bank, Atlanta, as Trustee++
10.17     --   Agreement dated as of May 5, 1997, between the Company and
               Heeth Varnedoe III (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 28, 1997, File No. 1-9787)*
11        --   Statement Re Computation of Per Share Earnings++
21        --   Subsidiaries of the Registrant++
23        --   Consent of PricewaterhouseCoopers LLP, Independent
               Accountants++
27        --   Financial Data Schedule++
99.1      --   Portions of the Annual Report on Form 10-K for the fiscal
               year ended January 2, 1999 of Keebler Foods Company++

---------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.
++ Filed herewith.

b. Reports on Form 8-K

     The Company filed a report on Form 8-K on April 2, 1999, to report the declaration of a dividend of one right per share of Common Stock to the shareholders of record on April 2, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1999.

                            FLOWERS INDUSTRIES, INC.


        /s/ AMOS R. MCMULLIAN                  /s/ ROBERT P. CROZER                  /s/ C. MARTIN WOOD III
------------------------------------   ------------------------------------   ------------------------------------
          Amos R. McMullian                      Robert P. Crozer                      C. Martin Wood III
       Chairman of the Board,               Vice Chairman of the Board                Senior Vice President
 Chairman of the Executive Committee                                               and Chief Financial Officer
     and Chief Executive Officer

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ AMOS R. MCMULLIAN                    Chairman of the Board,         March 26, 1999
--------------------------------------------------------    Chairman of the Executive
                   Amos R. McMullian                        Committee and Chief
                                                            Executive Officer

                  /s/ ROBERT P. CROZER                    Vice Chairman of the Board     March 26, 1999
--------------------------------------------------------
                    Robert P. Crozer

                 /s/ C. MARTIN WOOD III                   Senior Vice President and      March 26, 1999
--------------------------------------------------------    Chief Financial Officer and
                   C. Martin Wood III                       a Director

                  /s/ EDWARD L. BAKER                     Director                       March 26, 1999
--------------------------------------------------------
                    Edward L. Baker

                   /s/ JOE E. BEVERLY                     Director                       March 26, 1999
--------------------------------------------------------
                     Joe E. Beverly

                 /s/ FRANKLIN L. BURKE                    Director                       March 26, 1999
--------------------------------------------------------
                   Franklin L. Burke

                /s/ G. ANTHONY CAMPBELL                   General Counsel, Secretary     March 26, 1999
--------------------------------------------------------    and a Director
                  G. Anthony Campbell

                                                          Director
--------------------------------------------------------
                   Langdon S. Flowers

               /s/ JOSEPH L. LANIER, JR.                  Director                       March 26, 1999
--------------------------------------------------------
                 Joseph L. Lanier, Jr.

                 /s/ J.V. SHIELDS, JR.                    Director                       March 26, 1999
--------------------------------------------------------
                   J. V. Shields, Jr.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                                                          Director
--------------------------------------------------------
                   Heeth Varnedoe III

                 /s/ JIMMY M. WOODWARD                    Treasurer and Chief            March 26, 1999
--------------------------------------------------------    Accounting Officer
                   Jimmy M. Woodward

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of independent accountants...........................  F-2
Consolidated statement of income for the fifty-two weeks
  ended January 2, 1999, the twenty-seven weeks ended
  January 3, 1998, and the fifty-two weeks ended June 28,
  1997 and June 29, 1996....................................  F-3
Consolidated balance sheet at January 2, 1999, January 3,
  1998 and June 28, 1997....................................  F-4
Consolidated statement of changes in stockholders' equity
  for the fifty-two weeks ended January 2, 1999, the
  twenty-seven weeks ended January 3, 1998, and the
  fifty-two weeks ended June 28, 1997 and June 29, 1996.....  F-5
Consolidated statement of cash flows for the fifty-two weeks ended January 2, 1999, the twenty-seven weeks ended
  January 3, 1998, and the fifty-two weeks ended June 28,
  1997 and June 29, 1996....................................  F-6
Notes to consolidated financial statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Flowers Industries, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowers Industries, Inc. and its subsidiaries (the "Company") at January 2, 1999, January 3, 1998, and June 28, 1997, and the results of their operations and their cash flows for the year ended January 2, 1999, for the twenty-seven week period ended January 3, 1998, and for each of the two years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, during the year ended January 2, 1999, the Company changed its method of accounting for start-up costs and organizational costs. In addition, during the twenty-seven week period ended January 3, 1998, the Company changed its method of accounting for business process reengineering costs and the measurement date used in its accounting for pensions.

/s/  PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 2, 1999

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                         FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                                         WEEKS ENDED   WEEKS ENDED   -----------------------
                                                         JANUARY 2,    JANUARY 3,     JUNE 28,     JUNE 29,
                                                            1999          1998          1997         1996
                                                         -----------   -----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................  $3,776,461     $786,539     $1,441,253   $1,250,584
Gain on sale of distributor notes receivable...........                                  43,244
                                                         ----------     --------     ----------   ----------
                                                          3,776,461      786,539      1,484,497    1,250,584
                                                         ----------     --------     ----------   ----------
Materials, supplies, labor and other production
  costs................................................   1,702,581      418,926        787,799      674,762
Selling, marketing and administrative expenses.........   1,644,413      303,868        537,825      468,695
Depreciation and amortization..........................     128,765       26,930         45,970       40,848
Non-recurring charge...................................      68,313
                                                         ----------     --------     ----------   ----------
Income from operations.................................     232,389       36,815        112,903       66,279
Interest expense, net..................................      68,725       11,796         25,109       13,004
Accrual for litigation settlement......................                                                4,935
                                                         ----------     --------     ----------   ----------
Income before income taxes, income from investment in
  unconsolidated affiliate, minority interest,
  extraordinary loss and cumulative effect of changes
  in accounting principles.............................     163,664       25,019         87,794       48,340
Income taxes...........................................      74,391        9,632         33,191       18,185
Income from investment in unconsolidated affiliate.....                   18,061          7,721          613
                                                         ----------     --------     ----------   ----------
Income before minority interest, extraordinary loss and
  cumulative effect of changes in accounting
  principles...........................................      89,273       33,448         62,324       30,768
Minority interest......................................     (43,305)
                                                         ----------     --------     ----------   ----------
Income before extraordinary loss and cumulative effect
  of changes in accounting principles..................      45,968       33,448         62,324       30,768
Extraordinary loss due to early extinguishment of debt,
  net of tax benefit and minority interest.............        (938)
Cumulative effect of changes in accounting principles,
  net of tax benefit...................................      (3,131)      (9,888)
                                                         ----------     --------     ----------   ----------
         Net income....................................  $   41,899     $ 23,560     $   62,324   $   30,768
                                                         ==========     ========     ==========   ==========
Net Income Per Common Share:
  Basic --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .47     $    .38     $      .71   $      .35
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...        (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................        (.03)        (.11)
                                                         ----------     --------     ----------   ----------
    Net income per common share........................  $      .43     $    .27     $      .71   $      .35
                                                         ==========     ========     ==========   ==========
    Weighted average shares outstanding................      96,393       88,368         88,000       86,933
                                                         ==========     ========     ==========   ==========
  Diluted --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .47     $    .38     $      .71   $      .35
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...        (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................        (.03)        (.11)
                                                         ----------     --------     ----------   ----------
    Net income per common share........................  $      .43     $    .27     $      .71   $      .35
                                                         ==========     ========     ==========   ==========
    Weighted average shares outstanding................      96,801       88,773         88,401       87,211
                                                         ==========     ========     ==========   ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997
                                                               ---------------   ---------------   -------------
                                                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                     ASSETS
Current Assets:
 Cash and cash equivalents..................................     $   56,965         $   3,866        $  31,080
 Accounts and notes receivable, net.........................        268,084           118,147          113,628
 Inventories, net:
   Raw materials............................................         54,739            27,310           25,479
   Packaging materials......................................         27,056            12,648           12,500
   Finished goods...........................................        207,620            44,650           47,314
   Other....................................................          8,178             4,731            3,310
                                                                 ----------         ---------        ---------
                                                                    297,593            89,339           88,603
                                                                 ----------         ---------        ---------
 Deferred income taxes......................................         76,327            16,024           14,421
 Other......................................................         84,276            37,886           35,123
                                                                 ----------         ---------        ---------
                                                                    783,245           265,262          282,855
                                                                 ----------         ---------        ---------
Property, Plant and Equipment:
 Land.......................................................         39,149            20,388           20,692
 Buildings..................................................        350,067           208,179          206,469
 Machinery and equipment....................................        816,495           443,739          446,016
 Furniture, fixtures and transportation equipment...........        116,219            28,095           24,774
 Construction in progress...................................         96,288            46,262           49,062
                                                                 ----------         ---------        ---------
                                                                  1,418,218           746,663          747,013
 Less: accumulated depreciation.............................       (430,516)         (308,342)        (299,014)
                                                                 ----------         ---------        ---------
                                                                    987,702           438,321          447,999
                                                                 ----------         ---------        ---------
Other Assets:
 Investment in unconsolidated affiliate.....................                          100,663           77,071
 Other......................................................         86,510            17,917           21,809
                                                                 ----------         ---------        ---------
                                                                     86,510           118,580           98,880
                                                                 ----------         ---------        ---------
Cost in Excess of Net Tangible Assets:
 Cost in excess of net tangible assets......................      1,033,632            80,586           70,939
 Less: accumulated amortization.............................        (30,189)           (3,869)          (2,486)
                                                                 ----------         ---------        ---------
                                                                  1,003,443            76,717           68,453
                                                                 ----------         ---------        ---------
                                                                 $2,860,900         $ 898,880        $ 898,187
                                                                 ==========         =========        =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Commercial paper...........................................     $   74,870         $  53,506        $  40,792
 Current maturities of long-term debt.......................        120,479             4,232            9,233
 Accounts payable...........................................        227,749            72,311           78,451
 Income taxes...............................................                                               220
 Facility closing costs and severance.......................         23,670             4,812              577
 Other accrued liabilities..................................        314,270            67,109           78,243
                                                                 ----------         ---------        ---------
                                                                    761,038           201,970          207,516
                                                                 ----------         ---------        ---------
Long-Term Debt..............................................      1,038,998           276,211          275,247
                                                                 ----------         ---------        ---------
Other Liabilities:
 Deferred income taxes......................................        182,244            39,686           38,886
 Postretirement/postemployment obligations..................         63,754
 Facility closing costs and severance.......................         41,331            30,141           34,953
 Other......................................................         52,915             2,305            1,573
                                                                 ----------         ---------        ---------
                                                                    340,244            72,132           75,412
                                                                 ----------         ---------        ---------
Commitments and Contingencies...............................
                                                                 ----------         ---------        ---------
Minority Interest...........................................        147,659
                                                                 ----------         ---------        ---------
Stockholders' Equity:
 Preferred Stock -- $100 par value, authorized 10,467 shares and none issued..........................................
 Preferred Stock -- $100 par value, authorized 249,533
   shares and none issued...................................
 Common stock -- $.625 par value, authorized 350,000,000
   shares, issued 100,202,414, 88,636,089 and 88,636,089
   shares, respectively.....................................         62,627            55,398           55,398
 Capital in excess of par value.............................        274,255            45,200           43,147
 Retained earnings..........................................        262,531           266,734          260,094
 Common stock in treasury, 381,366, 207,670 and 563,076
   shares, respectively.....................................         (6,762)           (2,452)          (6,567)
 Stock compensation related adjustments.....................        (19,690)          (16,313)         (12,060)
                                                                 ----------         ---------        ---------
                                                                    572,961           348,567          340,012
                                                                 ----------         ---------        ---------
                                                                 $2,860,900         $ 898,880        $ 898,187
                                                                 ==========         =========        =========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                        -----------------------                               TREASURY STOCK          STOCK
                                         NUMBER OF                CAPITAL IN              ----------------------   COMPENSATION
                                          SHARES                  EXCESS OF    RETAINED    NUMBER OF                 RELATED
                                          ISSUED      PAR VALUE   PAR VALUE    EARNINGS     SHARES        COST     ADJUSTMENTS
                                        -----------   ---------   ----------   --------   -----------   --------   ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balances at July 1, 1995..............   88,636,089    $55,398     $ 36,840    $236,645    (2,219,854)  $(17,763)    $ (7,139)
Stock issued for acquisitions.........                                  180                   137,003      1,119
Exercise of employee stock options....                                 (764)                  285,366      2,337
Purchase of treasury stock............                                                       (144,840)    (1,303)
Net income for the year...............                                           30,768
Exercise of Restricted Stock Award....                                  769                  (187,596)    (1,650)       1,526
Exercise of Equity Incentive Award....                                  301                  (169,931)    (1,830)       1,434
Stock issued into escrow in connection
  with Restricted Stock Award.........                                2,286                 1,180,295      9,640      (11,918)
Stock issued into escrow in connection
  with Equity Incentive Award.........                                  705                   358,547      2,957       (3,662)
Amortization of Restricted Stock Award
  and Equity Incentive Award..........                                                                                  1,792
Dividends paid -- $.3833 per common
  share...............................                                          (33,344)
                                        -----------    -------     --------    --------   -----------   --------     --------
Balances at June 29, 1996.............   88,636,089     55,398       40,317     234,069      (761,010)    (6,493)     (17,967)
Stock issued for acquisitions.........                                1,025                   322,233      2,975
Exercise of employee stock options....                               (1,017)                  400,853      3,988
Purchase of treasury stock............                                                        (19,335)      (289)
Net income for the year...............                                           62,324
Exercise of Restricted Stock Award....                                1,072                   (78,106)    (1,362)       1,169
Exercise of Equity Incentive Award....                                1,854                  (151,469)    (2,365)       1,738
Restricted Stock Award Reversions.....                                 (104)                  (56,430)      (456)         557
Amortization of Restricted Stock Award
  and Equity Incentive Award..........                                                                                  2,443
Stock received from escrow............                                                       (219,812)    (2,565)
Dividends paid -- $.4125 per common
  share...............................                                          (36,299)
                                        -----------    -------     --------    --------   -----------   --------     --------
Balances at June 28, 1997.............   88,636,089     55,398       43,147     260,094      (563,076)    (6,567)     (12,060)
Exercise of employee stock options....                                                         45,000        524
Purchase of treasury stock............                                                         (6,227)      (117)
Net income for the year...............                                           23,560
Equity from investment in
  unconsolidated affiliate............                                            2,700
Stock issued into escrow in connection
  with Restricted Stock Award.........                                2,118                   347,609      3,965       (6,083)
Restricted Stock Award Reversions.....                                  (65)                  (30,976)      (257)         435
Amortization of Restricted Stock Award
  and Equity Incentive Award..........                                                                                  1,395
Dividends paid -- $.2225 per common
  share...............................                                          (19,620)
                                        -----------    -------     --------    --------   -----------   --------     --------
Balances at January 3, 1998...........   88,636,089     55,398       45,200     266,734      (207,670)    (2,452)     (16,313)
Common stock offering.................    9,000,000      5,625      182,305
Stock issued for acquisition..........    2,000,000      1,250       38,750
Exercise of employee stock options....      225,000        141        2,797                   (61,424)    (2,419)
Exercise of Equity Incentive Award....                                  452                   (44,263)      (982)         524
Purchase of treasury stock............                                                        (24,414)      (532)
Net income for the year...............                                           41,899
Adjustment for Keebler treasury stock
  transactions........................                               (3,677)
Stock issued into escrow in connection
  with Restricted Stock Award.........      345,973        216        8,653                                            (8,869)
Restricted Stock Award Reversions.....       (4,648)        (3)        (225)                  (43,595)      (377)         513
Amortization of Restricted Stock Award
  and Equity Incentive Award..........                                                                                  4,455
Dividends paid -- $.4750 per common
  share...............................                                          (46,102)
                                        -----------    -------     --------    --------   -----------   --------     --------
Balances at January 2, 1999...........  100,202,414    $62,627     $274,255    $262,531      (381,366)  $ (6,762)    $(19,690)
                                        ===========    =======     ========    ========   ===========   ========     ========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                                   WEEKS ENDED   WEEKS ENDED   ----------------------
                                                   JANUARY 2,    JANUARY 3,    JUNE 28,     JUNE 29,
                                                      1999          1998         1997         1996
                                                   -----------   -----------   ---------   ----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities:
Net income.......................................   $  41,899     $ 23,560     $ 62,324    $  30,768
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest..............................      42,537
  Income from investment in unconsolidated
     affiliate...................................                  (18,061)      (7,721)        (613)
  Depreciation and amortization..................     128,765       26,930       45,970       40,848
  Deferred income taxes..........................      (1,504)        (803)       1,506        3,494
  Gain on sale of distributor notes receivable...                               (43,244)
  Non-recurring charge...........................      68,313
  Loss due to early extinguishment of debt.......       1,706
  Cumulative effect of changes in accounting
     principles..................................       3,131        9,888
  Other..........................................      (1,486)                                (4,111)
Changes in assets and liabilities, net of
  acquisitions:
  Accounts and notes receivable, net.............     (10,773)      (2,282)       7,863      (17,742)
  Inventories, net...............................     (35,828)        (413)     (36,144)     (12,821)
  Other assets...................................     (53,486)      (1,495)      (2,242)      (1,650)
  Distributor notes receivable...................                                65,954
  Accounts payable and other accrued
     liabilities.................................      27,076      (16,658)     (13,199)      21,186
  Facility closing costs and severance...........      (9,798)        (577)      (1,606)
                                                    ---------     --------     --------    ---------
Net cash provided by operating activities........     200,552       20,089       79,461       59,359
                                                    ---------     --------     --------    ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment......    (140,275)     (32,857)     (77,510)     (75,542)
  Investment in unconsolidated affiliate.........                                            (61,352)
  Acquisition of majority interest in Keebler....    (285,203)
  Acquisition of President by Keebler............    (444,818)
  Acquisition of other businesses, net of
     divestitures................................     (28,992)      (5,532)         617      (26,884)
  Other..........................................       1,378        2,145           63       (6,485)
                                                    ---------     --------     --------    ---------
Net cash disbursed for investing activities......    (897,910)     (36,244)     (76,830)    (170,263)
                                                    ---------     --------     --------    ---------
Cash flows from financing activities:
  Common stock offering proceeds, net of
     underwriters discount and offering costs....     187,930
  Dividends paid.................................     (46,102)     (19,620)     (36,299)     (33,344)
  Treasury stock purchases.......................      (8,059)        (117)        (289)      (1,303)
  Stock compensation and warrants exercised......      20,744
  Debentures proceeds............................     199,417
  Debentures issuance costs......................      (1,750)
  Increase in commercial paper...................      21,364        7,713       40,792
  Increase in long-term debt.....................     376,913          965         (794)     138,754
                                                    ---------     --------     --------    ---------
Net cash provided by (disbursed for) financing
  activities.....................................     750,457      (11,059)       3,410      104,107
                                                    ---------     --------     --------    ---------
Net increase (decrease) in cash and cash
  equivalents....................................      53,099      (27,214)       6,041       (6,797)
Cash and cash equivalents at beginning of
  period.........................................       3,866       31,080       25,039       31,836
                                                    ---------     --------     --------    ---------
Cash and cash equivalents at end of period.......   $  56,965     $  3,866     $ 31,080    $  25,039
                                                    =========     ========     ========    =========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                                    WEEKS ENDED   WEEKS ENDED   ----------------------
                                                    JANUARY 2,    JANUARY 3,    JUNE 28,     JUNE 29,
                                                       1999          1998         1997         1996
                                                    -----------   -----------   ---------    ---------
                                                                  (AMOUNTS IN THOUSANDS)
Schedule of noncash investing and financing
  activities:
  Stock compensation transactions.................    $20,431       $ 6,355      $ 9,263      $20,633
  Stock issued for acquisition....................     40,000                      4,000        1,299
  Note payable issued in acquisition of
     business.....................................                                             15,000

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest, net of amounts capitalized.........    $62,982       $11,878      $25,955      $ 8,582
     Income taxes.................................     87,063        10,867       32,729       16,748

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEFINITIONS

     As used in this filing, unless the context otherwise indicates, (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler, and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. As further described in Note 2, FII purchased an additional 11.5% of the common stock of Keebler on February 3, 1998 giving FII a majority ownership position in Keebler of approximately 55%. As a result, all amounts included herein as of January 2, 1999 and for the fifty-two weeks then ended, present Keebler with Flowers on a consolidated basis. All amounts included herein related to prior periods present FII's investment in Keebler under the equity method. Intercompany accounts and transactions are eliminated in consolidation.

CHANGE IN FISCAL YEAR END

     In January 1998, Flowers changed its fiscal year end from the Saturday nearest June 30 to the Saturday nearest December 31. Unless stated otherwise, all references to (i) "fiscal 1996" shall mean Flowers' full fiscal year ended June 29, 1996; (ii) "fiscal 1997" shall mean Flowers' full fiscal year ended June 28, 1997; (iii) "twenty-seven week transition period ended January 3, 1998" shall mean Flowers' twenty-seven week transition period from June 29, 1997 through January 3, 1998, and (iv) "fiscal 1998" shall mean the Company's full fiscal year ended January 2, 1999. As a result, the Company has presented its financial position as of January 2, 1999, January 3, 1998 and June 28, 1997 and has presented its results of operations, cash flow and changes in stockholders' equity for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996. For comparative purposes the Company has included unaudited condensed consolidated financial information of Flowers in
Note 15 for the fifty-two weeks ended January 3, 1998 and the twenty-seven weeks ended January 4, 1997.

RECLASSIFICATIONS

     During fiscal 1998, the Company changed its method of presenting the statement of cash flows from the direct method to the indirect method. This and certain other reclassifications of prior year information have been made to conform with the current year presentation.

REVENUE RECOGNITION

     Revenue from sale of product at Flowers Bakeries is recognized at the time of shipment to its independent distributors, with a discount given the distributor recorded as an expense in selling, marketing and administrative expenses. Revenue from sale of product at Mrs. Smith's Bakeries is recognized at the time of shipment to the customer, recorded net of customer discounts. Revenue from sale of product at Keebler is recognized at the time of shipment to the customer or independent distributor, recorded net of customer and distributor discounts. Information regarding sales to significant customers is described in Note 12.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     The Company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the statement of cash flows.

ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables, current portion of notes receivable and miscellaneous receivables. At January 2, 1999, allowances of $7.8 million were recorded.

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its customers and independent distributors, who are primarily in the grocery and foodservice markets.

INVENTORIES

     Inventories are carried at the lower of cost or market. Approximately 47%, 100% and 100% of inventories at January 2, 1999, January 3, 1998 and June 28, 1997, respectively, are valued using the first-in-first-out method, with Keebler's finished goods inventory valued primarily under the last-in-first-out ("LIFO") method. There was no reserve required at January 2, 1999 to state the inventory on a LIFO basis. At January 2, 1999, inventories are shown net of allowances for slow-moving and aged inventory of $9.6 million.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes. As of January 2, 1999, the Company had entered into various arrangements that allow the Company to engage in commodity price and interest rate agreements based on fixed and floating commodity prices and interest rates, respectively.

     The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. For fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, losses of $7.9 million, $.6 million and $1.9 million, respectively, were recorded. For fiscal 1996, a gain of $10.2 million was recorded. Gains and losses described above were substantially offset by opposite movements in the cost of the underlying hedged items. Gains and losses on agreements which do not qualify as hedges are marked to market and recognized immediately as other income or expense. For fiscal 1998, a gain of $1.1 million was recorded and for the twenty-seven week transition period ended January 3, 1998, a loss of $.8 million was recorded. As of January 2, 1999, deferred losses on closed contracts accounted for as hedges were $3.8 million. At January 2, 1999, the Company had approximately $116.6 million of commitments outstanding related to commodity derivative financial instruments.

     Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed rate instrument. Amounts payable or receivable under the interest rate swap agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. Keebler's interest rate swap agreements are further discussed in Note 4.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

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

     Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Depreciation expense for fiscal 1998, for the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 was $108.5 million, $25.9 million, $44.8 million and $40.6 million, respectively.

RESEARCH AND DEVELOPMENT

     Activities related to new product development and major improvements to existing products and processes are expensed as incurred. Amounts were $11.4 million for fiscal 1998, $.7 million for the twenty-seven week transition period ended January 3, 1998, $1.0 million for fiscal 1997 and $.8 million for fiscal 1996.

ADVERTISING AND CONSUMER PROMOTION

     Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $108.4 million for fiscal 1998, $17.0 million for the twenty-seven week transition period ended January 3, 1998, $19.1 million for fiscal 1997 and $15.1 million for fiscal 1996. There were no deferred advertising costs at January 2, 1999, January 3, 1998 or June 28, 1997.

NOTES RECEIVABLE AND DEFERRED INCOME

     Prior to September 1996, Flowers Bakeries sold its territories to independent distributors and financed such sales with ten year notes. In September 1996, Flowers Bakeries sold these notes, which totaled approximately $66.0 million, to a financial institution. The proceeds were used to repay debt outstanding at that time. Concurrently, approximately $43.2 million of deferred pre-tax income was recognized by Flowers Bakeries during fiscal 1997. Subsequent to September 1996, all distributor arrangements are made directly between the distributor and a financial institution and, pursuant to an agreement, Flowers Bakeries acts as the servicing agent for the financial institution and receives a fee for these services.

COST IN EXCESS OF NET TANGIBLE ASSETS

                                                        JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997
                                                        ---------------   ---------------   -------------
                                                                     (AMOUNTS IN THOUSANDS)
Goodwill, net.........................................    $  748,456          $46,100          $39,261
Trademarks and trade names, net.......................       254,987           30,617           29,192
                                                          ----------          -------          -------
                                                          $1,003,443          $76,717          $68,453
                                                          ==========          =======          =======

     Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Goodwill related to the purchases of businesses are amortized over forty years from the acquisition date using the straight-line method. Costs of purchased trademark and trade name rights are amortized over the period of expected future benefit, which is approximately ten to forty years. Amortization expense for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 was $19.6 million, $1.0 million, $1.1 million and $.3 million, respectively.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

TREASURY STOCK

     FII records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No.
25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. The difference between the market price at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company, as compensation expense, over the vesting period.

NET INCOME PER COMMON SHARE

     The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 -- "Earnings Per Share." Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method.

CHANGES IN ACCOUNTING PRINCIPLES

     On April 3, 1998, the Accounting Standards Executive Committee, a subcommittee of the American Institute of Certified Public Accountants, issued Statement of Position 98-5 -- "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a cumulative after-tax charge of $3.1 million, or $.03 per share.

     On November 20, 1997, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF 97-13, which requires the cost of business process reengineering activities that are part of an information systems development project be expensed as those costs are incurred. Any unamortized costs that were previously capitalized were required to be written off as a cumulative adjustment in the quarter that included November 20, 1997. During the twenty-seven week transition period ended January 3, 1998, Flowers recorded a cumulative after-tax charge of $8.8 million, or $.10 per share, as a result of its adoption of this pronouncement.

     The Company measures its pension plan assets three months prior to the beginning of its fiscal year. As a result of Flowers changing its fiscal year, the measurement date has changed from March 31 to September 30 for Flowers-sponsored defined benefit plans. This change resulted in a cumulative adjustment, net of tax, of $1.0 million, or $.01 per share, for the twenty-seven week transition period ended January 3, 1998.

COMPREHENSIVE INCOME

     As of January 4, 1998, the Company adopted SFAS No. 130 -- "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net earnings or stockholders' equity. During fiscal 1998 and the prior periods presented, total comprehensive income substantially equaled net income.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

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

NOTE 2.  ACQUISITIONS

ACQUISITION OF KEEBLER

     On January 26, 1996, FII acquired, for $62.5 million, a 49.6% interest in INFLO Holdings Corporation ("INFLO"), a newly formed corporation jointly owned by FII and Artal Luxembourg Corporation S.A. On January 26, 1996, INFLO acquired 100% of Keebler Corporation for an aggregate consideration of $454.9 million from United Biscuits (Holdings) plc. The acquisition of Keebler Corporation was financed through the equity of INFLO and bank borrowings. FII accounted for its investment in INFLO using the equity method of accounting from January 26, 1996 up until the time of the control purchase as further described below.

     On June 4, 1996, Keebler Corporation acquired 100% of Sunshine Biscuits, Inc. ("Sunshine") from G.F. Industries, Inc. ("GFI") for an aggregate purchase price of $171.6 million. The acquisition was funded by Keebler Corporation's working capital, bank financing and the issuance to GFI of $23.6 million of INFLO common stock and warrants. As a result of this transaction, FII's interest in INFLO was reduced to 45.2%.

     On November 20, 1997, INFLO was merged into Keebler Corporation and subsequently changed its name to Keebler Foods Company.

     On February 3, 1998, FII acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving FII a majority ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). The aggregate purchase price of the additional interest in Keebler was approximately $312.4 million, including transaction expenses. The Keebler Acquisition was initially financed through borrowings under FII's $500.0 million Syndicated Loan Facility. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of January 2, 1999. The acquisition of the majority interest resulted in FII consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date FII acquired the majority interest, were not materially different had the investment in Keebler been accounted for under the equity method, the method by which FII previously accounted for its investment in Keebler. The excess of the purchase price over the fair value of the net assets underlying the additional interest acquired, approximately $264.2 million, has been recorded as goodwill and is being amortized over forty years.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The purchase price has been allocated to the assets acquired and liabilities assumed based on the respective fair values at the date of purchase, as summarized below (amounts in thousands):

Cash........................................................  $ 46,989
Accounts receivable.........................................    98,963
Inventory...................................................   112,462
Other current assets........................................    63,033
Property, plant and equipment...............................   478,121
Cost in excess of net tangible assets.......................   201,205
Other assets................................................    61,879
Current liabilities.........................................   368,185
Long-term debt..............................................   272,390
Deferred income taxes.......................................    69,417
Postretirement/postemployment obligations...................    60,605
Other noncurrent liabilities................................    50,203
Minority interest...........................................   108,833

     The following unaudited condensed combined pro forma results of operations assume the Keebler Acquisition occurred as of the beginning of the period. Additionally, the pro forma results for the year ended January 3, 1998 give effect to (i) FII selling 9,000,000 shares of its common stock in a public offering at $22 per share on April 27, 1998 and (ii) FII selling $200.0 million of 7.15% debentures on April 27, 1998, due April 15, 2028, as if such transactions had occurred at the beginning of the period (amounts in thousands, except per share data):

                                                              FOR THE 53 WEEKS ENDED
                                                                 JANUARY 3, 1998
                                                              ----------------------
Sales.......................................................        $3,505,263
Income before extraordinary loss and cumulative effect of
  changes in accounting principles..........................            61,777
Net income..................................................            48,255
Diluted Net Income Per Common Share:
  Income before extraordinary loss and cumulative effect of
     changes in accounting principles.......................               .63
  Net income................................................               .49

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

ACQUISITION OF MRS. SMITH'S INC.

     On May 31, 1996, Flowers acquired certain assets of Mrs. Smith's Inc., a producer and marketer of frozen pies, from the J.M. Smucker Company. Under the terms of the acquisition agreement, Flowers paid $30.0 million, which consisted of $15.0 million in cash at closing and a $15.0 million note payable. In addition, Flowers entered into ten year leases for the property, plant and equipment used in the business. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the acquired business have been included in the consolidated statement of income from the date of acquisition. As further discussed in Note 7, during fiscal 1997, Flowers recorded $22.7 million, net of tax of $14.5 million, in additional goodwill related to the Mrs. Smith's Inc. acquisition.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

ACQUISITION OF PRESIDENT INTERNATIONAL, INC.

     On September 28, 1998, Keebler acquired President International, Inc. ("President") from President International Trade and Investment Corporation for an aggregate purchase price of $450.6 million, including transaction expenses paid at closing. The President acquisition was funded by Keebler, with approximately $75.0 million from existing resources and the remainder from borrowings under the $700.0 million Senior Credit Facility Agreement ("Credit Facility") and a $125.0 million Bridge Facility, both dated as of September 28, 1998.

     The acquisition of President has been accounted for as a purchase. The purchase price has been allocated to the net tangible and intangible assets of President based on a preliminary assessment of fair values. The excess of the purchase price over the fair value of net assets acquired is approximately $329.2 million, of which $12.8 million represents costs pursuant to a plan to exit certain activities and operations of President, as further discussed in
Note 7. The unallocated excess purchase price is being amortized straight-line over forty years.

     Results of operations for President from the date of acquisition have been included in the consolidated statement of income. The following unaudited condensed combined pro forma results of operations of the Company assume the President acquisition, the Keebler Acquisition and FII's equity and debt offerings discussed above occurred as of the beginning of each period presented (amounts in thousands, except per share data):

                                               FOR THE 52 WEEKS ENDED   FOR THE 53 WEEKS ENDED
                                                  JANUARY 2, 1999          JANUARY 3, 1998
                                               ----------------------   ----------------------
Sales........................................        $4,133,481               $3,952,547
Income before extraordinary loss and
  cumulative effect of changes in accounting
  principles.................................            50,449                   56,793
Net income...................................            46,380                   42,835
Diluted Net Income Per Common Share:
  Income before extraordinary loss and
     cumulative effect of changes in
     accounting principles...................               .52                      .58
  Net income.................................               .48                      .44

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of each period presented, nor are they necessarily indicative of future operating results.

OTHER ACQUISITIONS

     On January 30, 1998, Flowers Bakeries acquired the outstanding common stock of Franklin Baking Company ("Franklin") in Goldsboro, North Carolina. Franklin is a producer and marketer of fresh bakery products primarily to supermarkets. On May 1, 1998, Mrs. Smith's Bakeries acquired the Pet-Ritz and Oronoque Orchard frozen dessert brands from Van de Kamp's, Inc. Both transactions have been accounted for as purchases, and accordingly, the results of operations are included in the consolidated statement of income from the date of acquisition. The Company does not consider the effects of either of the acquisitions significant for pro forma disclosure purposes. Additionally, Flowers acquired certain other businesses during fiscal 1996, fiscal 1997, the twenty-seven week transition period ended January 3, 1998 and fiscal 1998 which have been accounted for as purchases. These acquisitions are immaterial to the results of operations and financial condition of the Company.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                           JANUARY 2,   JANUARY 3,   JUNE 28,
                                                              1999         1998        1997
                                                           ----------   ----------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Employee compensation....................................   $ 93,942     $18,123     $23,984
Pension..................................................     19,511      12,217      12,438
Insurance................................................     63,551      13,429      13,808
Marketing and consumer promotions........................     65,075      12,592       7,119
Other....................................................     72,191      10,748      20,894
                                                            --------     -------     -------
          Total..........................................   $314,270     $67,109     $78,243
                                                            ========     =======     =======

     FII does not guarantee Keebler's other accrued liabilities of $232.1 million, which are included in the consolidated amount at January 2, 1999.

NOTE 4.  DEBT

     Total debt consists of the following:

                                 INTEREST      FINAL    JANUARY 2,   JANUARY 3,   JUNE 28,
                                   RATE      MATURITY      1999         1998        1997
                                -----------  ---------  ----------   ----------   --------
                                                              (AMOUNTS IN THOUSANDS)
Flowers:
  Syndicated Loan Facility....     6.11%       2003     $  150,000    $122,000    $117,000
  Senior Notes................  6.80%-7.08%    2016        125,000     125,000     125,000
  Debentures..................     7.15%       2028        200,000
  Commercial Paper............     5.87%      Various       74,870      53,506      40,792
  Other.......................    Various    2004-2017      29,982      33,443      42,480
                                                        ----------    --------    --------
                                                           579,852     333,949     325,272
                                                        ----------    --------    --------
Keebler:
  Bridge Facility.............     6.26%       1999         75,000
  Revolving Facility..........     6.07%       2004         85,000
  Term Facility...............     5.94%       2004        350,000
  Senior Subordinated Notes...    10.75%       2006        124,400
  Other.......................    Various    2001-2042      20,095
                                                        ----------    --------    --------
                                                           654,495
                                                        ----------    --------    --------
Consolidated Debt.............                           1,234,347     333,949     325,272
  Due within one year.........                             195,349      57,738      50,025
                                                        ----------    --------    --------
  Due after one year..........                          $1,038,998    $276,211    $275,247
                                                        ==========    ========    ========

FLOWERS

     On July 10, 1996, FII entered into a five year $300.0 million Syndicated Loan Facility. The facility was amended in January 1998, increasing the limit to $500.0 million, and extending the term to January 30, 2003. The facility was amended primarily to provide financing for the purchase of the majority interest in Keebler on February 3, 1998. At January 2, 1999, $150.0 million was outstanding. Amounts are borrowed under this facility for periods not to exceed 180 days and can be reborrowed as necessary during the term of the facility. Interest under the facility is generally payable monthly and is variable based on a performance grid using a choice of LIBOR plus .38% or money market rates.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     On January 5, 1996, FII completed a private placement of $125.0 million of Senior Notes. These notes are due in three tranches: $100.0 million due in semiannual installments from January 5, 2004 through January 5, 2008 which bears interest at 6.80% per annum; $20.0 million due January 5, 2011 which bears interest at 6.99% per annum; and $5.0 million due January 5, 2016 which bears interest at 7.08% per annum. Interest is payable semiannually.

     On April 27, 1998, FII sold $200.0 million of 7.15% debentures due April 15, 2028, priced at 99.47%. Interest on the debentures is payable semiannually. Net proceeds from the offering were used to reduce borrowings under the $500.0 million Syndicated Loan Facility.

     On July 28, 1998, FII amended its short-term Commercial Paper Agreement to increase the limit from $75.0 million to $100.0 million. Borrowings under this Agreement are used to finance inventory at Mrs. Smith's Bakeries, and at January 2, 1999 were $74.9 million.

     FII also has a $10.0 million revolving-term loan agreement entered into in March 1993, of which no amounts were outstanding at January 2, 1999.

KEEBLER

     At January 2, 1999, Keebler's primary credit financing was provided by a $700.0 million Credit Facility and a $125.0 million Bridge Facility. Keebler entered into new debt facilities in order to finance the acquisition of President on September 28, 1998. The new debt structure provides for borrowings of $825.0 million, consisting of $350.0 million under the Revolving Facility, $350.0 million under the Term Facility and an additional $125.0 million under the Bridge Facility.

     The current outstanding balance on the Term Facility was $350.0 million with quarterly scheduled principal payments through the final maturity of September 4, 2004. The Revolving Facility, with a current outstanding balance of $85.0 million and available balance of $265.0 million at January 2, 1999, has a final maturity of September 2004 with no scheduled principal payments. Certain letters of credit totaling $42.2 million reduce the available balance on the Revolving Facility. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee will vary from .1250% -.30% based on the relationship of debt to adjusted earnings with a minimum commitment fee of .20% required through March 28, 1999. The Bridge Facility, which is anticipated to be refinanced with a receivable facility, has a final maturity of September 1999 with no scheduled principal payments. The current outstanding balance on the Bridge Facility was $75.0 million with an additional $50.0 million in available borrowings.

     Interest on the Credit Facility is calculated based on base rate plus applicable margin. The base rate can, at Keebler's option, be: (i) the higher of the base domestic lending rate as established by the administrative agent for the lender of the Credit Facility, or the Federal Funds Rate plus one-half of one percent; or (ii) a reserve percentage adjusted LIBOR as offered by the administrative agent. The Credit Facility requires Keebler to meet certain financial covenants including debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. Interest on the Bridge Facility is calculated using the same components as the Credit Facility and also is restricted by the same financial covenants.

     In conjunction with the President acquisition on September 28, 1998, a term loan was extinguished by using $145.0 million of borrowings under the new Credit Facility. Keebler recorded a pre-tax extraordinary charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time the term loan was issued. The related after-tax charge, net of tax benefit and minority interest, was $.9 million.

     On October 23, 1996, pursuant to an exchange and registration rights agreement, Keebler registered its 10.75% Senior Subordinated Notes due 2006 (the "Notes") under the Securities Act of 1933 in exchange for previously held Increasing Rate Notes. The Notes were issued under an indenture dated June 15, 1996 between Keebler, Keebler's Restricted Subsidiaries (as defined in the indenture) and the U.S. Trust Company of New York, as trustee. The Notes are unsecured, senior subordinated obligations of Keebler guaranteed by the Restricted Subsidiaries. Interest on the Notes is paid semiannually on January 1 and July 1 of each year,

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES commencing January 1, 1997. At Keebler's option, up to 35.0% of the aggregate original principal of the Notes can be redeemed at a redemption price of 110.0% on or prior to July 1, 1999 following a public equity offering. In addition, Keebler's ability to pay dividends or make other distributions on its common stock is limited by the terms of the indenture governing the Notes.

     At January 2, 1999, Keebler had interest rate swap agreements with a notional amount of $403.3 million, with expiration dates from 2001 through 2004, used to hedge its floating rate debt and had a swap agreement with a notional amount of $124.0 million, expiring in 2001, used to hedge its fixed rate debt. These interest rate swap agreements are with the Bank of Nova Scotia.

     In connection with the consolidation of Keebler, FII has recorded Keebler's indebtedness of $654.5 million as of January 2, 1999, however, FII has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler.

     Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios and restrict encumbrance of assets and creation of indebtedness. At January 2, 1999, the Company was in compliance with these financial ratio requirements.

     Annual maturities of long-term debt for each of the five years following January 2, 1999 and thereafter are as follows:

                                                        FLOWERS    KEEBLER    CONSOLIDATED
                                                        --------   --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
1999..................................................  $ 82,619   $112,730    $  195,349
2000..................................................     4,214     27,814        32,028
2001..................................................     1,467     51,151        52,618
2002..................................................     1,579     68,871        70,450
2003..................................................     1,701    105,929       107,630
Thereafter............................................   488,272    288,000       776,272
                                                        --------   --------    ----------
          Total.......................................  $579,852   $654,495    $1,234,347
                                                        ========   ========    ==========

     The total amount due for FII during fiscal 1999 includes $74.9 million of short-term commercial paper, which FII intends to refinance under its Commercial Paper Agreement.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

DESCRIPTION OF OPERATING LEASE ARRANGEMENTS

     The Company leases certain property and equipment under operating leases which expire over the next twenty-six years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair rental value for periods of one month to ten years.

     The Company has entered into certain operating lease obligations requiring the Company to purchase or guarantee the residual value to the lessor of approximately $29.0 million at the termination of the lease.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Minimum payments for the Company's operating leases, exclusive of the amount discussed above, having initial or remaining noncancelable terms in excess of one year, are as follows (amounts in thousands):

1999........................................................  $ 47,132
2000........................................................    42,058
2001........................................................    36,725
2002........................................................    32,045
2003........................................................    30,414
Thereafter..................................................    59,854
                                                              --------
          Total.............................................  $248,228
                                                              ========

     Rent expense for all operating leases amounted to $61.3 million for fiscal 1998, $16.2 million for the twenty-seven week transition period ended January 3, 1998, $24.2 million for fiscal 1997 and $16.9 million for fiscal 1996. FII does not guarantee Keebler's lease obligations of $135.7 million which are included in the consolidated amount above.

OTHER COMMITMENTS

     The Company's various commodity purchase agreements effectively commit the Company to purchase raw materials in amounts approximating $150.0 million at January 2, 1999, which will be used in production in future periods.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, notes receivable and long-term debt approximates fair value at January 2, 1999, January 3, 1998 and June 28, 1997. The fair value of the Company's outstanding commodity derivative financial instruments, based on the stated market value as of January 2, 1999, was $113.8 million. The fair value of Keebler's interest rate swap agreements, a net receivable of $1.1 million, was obtained from the Bank of Nova Scotia and was estimated based on market prices as of January 2, 1999.

NOTE 7.  FACILITY CLOSING COSTS AND SEVERANCE

NON-RECURRING CHARGE

     During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively), or $.45 per share after-tax. The charge includes $57.5 million of noncash asset impairments, $4.7 million of severance costs and $6.1 million of other related exit costs. The plan involves closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities.

     As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment to be disposed of. Severance costs provide for the reduction of 695 employees, and, as of January 2, 1999, 405 employees had been severed. Ongoing costs, including, but not limited to, guard service, utilities and property taxes, of the closed facilities until time of disposal primarily represent the other exit costs. Management anticipates that all significant actions related to the plan will be completed as of the end of fiscal 1999.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

PURCHASE ACCOUNTING RESERVES

     As part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with manufacturing, sales and distribution facility closings, which principally include lease termination and carrying costs. Spending against the reserves established related to the President acquisition for the year ended January 2, 1999 totaled $.1 million. Management's plan is expected to be substantially complete before the end of 1999 with only noncancelable lease obligations exceeding the one-year time frame.

     As part of Flowers' acquisition of Mrs. Smith's Inc., a purchase accounting reserve of $37.1 million was recorded as an increase to cost in excess of net tangible assets, related to planned realignments at Mrs. Smith's Bakeries, resulting in the closure of its Pottstown, Pennsylvania production facility. The reserve primarily relates to noncancelable lease obligations and severance costs. This plan, with the exception of noncancelable lease payments that continue through fiscal 2006, is scheduled for completion during fiscal 1999. Spending against the reserve totaled $4.1 million, $.6 million and $1.6 million in fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, respectively.

     As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs.

     Severance costs were estimated at $30.7 million. Costs incurred related to the closing of production, distribution and sales force facilities, which include primarily severance and lease termination and carrying costs, were expected to total $39.9 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. Spending against the reserves established for fiscal 1998 totaled $7.7 million. In addition, during fiscal 1998, Keebler expensed an additional $2.8 million, principally for costs related to the closure of distribution facilities not included in the original plan. Also during fiscal 1998, Keebler adjusted accruals previously established in the accounting for prior acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan is expected to be complete as of the end of fiscal 1999, with the exception of noncancelable lease obligations that continue through fiscal 2006.

     Activity with respect to the non-recurring charge and purchase accounting reserves was as follows (amounts in thousands):

  Non-Recurring Charge:

Provision, fiscal 1998......................................  $68,313
Noncash asset impairments...................................  (57,489)
Severance costs.............................................   (3,217)
Other exit costs............................................      (94)
                                                              -------
          Balance at January 2, 1999........................  $ 7,513
                                                              =======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

  Purchase Accounting Reserves:

Provision, fiscal 1997......................................  $37,136
Severance costs.............................................      (67)
Other exit costs............................................   (1,539)
                                                              -------
          Balance at June 28, 1997..........................   35,530
Severance costs.............................................     (316)
Other exit costs............................................     (261)
                                                              -------
          Balance at January 3, 1998........................   34,953
Keebler Acquisition.........................................   22,500
Provision, fiscal 1998......................................   12,800
Severance costs.............................................     (766)
Other exit costs............................................  (11,099)
Net reserve adjustments.....................................     (900)
                                                              -------
          Balance at January 2, 1999........................  $57,488
                                                              =======

     At January 2, 1999, January 3, 1998 and June 28, 1997, the facility closing costs and severance liability, which includes the non-recurring charge and purchase accounting reserves, totaled $65.0 million, $35.0 million and $35.5 million, respectively.

NOTE 8.  STOCKHOLDERS' EQUITY

FII

     FII's Articles of Incorporation provide that the authorized capital of FII consists of 350,000,000 shares of common stock of $.625 par value per share (the "Common Stock"), 10,467 shares of preferred stock, par value $100 per share, convertible into Common Stock, and 249,533 shares of preferred stock, par value $100 per share that, at the discretion of the Board of Directors, may be either convertible or non-convertible, of which 100,000 shares has been designated by the Board of Directors as Series A Junior Participating Preferred Stock ("Series A Preferred Stock").

  Common Stock

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of FII out of funds legally available therefor. In the event of a liquidation, dissolution or winding-up of FII, holders of Common Stock are entitled to share ratably in all assets of FII, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of Common Stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of Common Stock into any other securities of FII or any other person. The Common Stock is not subject to redemption or sinking fund redemption.

     On April 27, 1998, FII sold 9,000,000 shares of its Common Stock in a public offering at $22 per share. Net proceeds from the offering were used to reduce borrowings under the $500.0 million Syndicated Loan Facility which were primarily incurred to purchase the majority interest in Keebler.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

  Preferred Stock

     The Board of Directors of FII has the authority to issue up to 249,533 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Common Stock. Pursuant to such authority, the Board of Directors has designated 100,000 shares of preferred stock as Series A Preferred Stock in connection with the adoption of FII's Shareholder's Rights Plan. The issuance of one or more series of preferred stock will likely decrease the amount of earnings and assets available for distribution to holders of Common Stock as dividends or upon liquidation, respectively, and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. The issuance of preferred stock also could have the effect of delaying, deterring or preventing a change in control of FII.

  Treasury Stock

     In October 1990, FII's board of directors approved a program authorizing FII to repurchase up to 15% of the total shares of its outstanding Common Stock. The stock will be repurchased at times when securities are available at prices FII considers attractive.

KEEBLER

  Common Stock

     On January 29, 1998, Keebler made an initial public offering of 13,386,661 shares of common stock. All the shares in the offering were sold by certain existing shareholders, with no proceeds from the offering going to Keebler. Concurrent with this public offering, FII acquired an additional 11.5% interest in Keebler increasing its ownership position to approximately 55%. Keebler declared no cash dividends for the year ended January 2, 1999. Keebler's ability to pay cash dividends is limited by the Credit Agreement and the Senior Subordinated Notes. The most limiting dividend restriction exists under the Senior Subordinated Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income; (ii) net cash proceeds received from the issuance of capital stock; (iii) net cash proceeds received from the exercise of stock options and warrants; (iv) net cash received from the conversion of indebtedness into capital stock; and (v) the net reduction in investments made by Keebler.

  Treasury Stock

     In March 1998, Keebler's board of directors authorized the repurchase, at management's discretion, of up to $30.0 million of Keebler's common stock. Such repurchases are to offset dilution from the issuance of shares related to employee stock option exercises.

     Keebler's equity is eliminated in consolidation and the approximate 45% minority interest that results represents shares owned other than by FII.

FII SHAREHOLDER'S RIGHTS PLAN

     Subsequent to year end, on March 19, 1999, the Company's board of directors declared a dividend of one preferred share purchase right ( a "Right" or collectively, the "Rights") for each share of Common Stock held of record on the close of business on April 2, 1999. Under certain circumstances, a Right may be exercised to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $90.00.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Rights become exercisable upon the earlier to occur of: (i) the tenth calendar day after a person or group acquires 15% or more of the Company's outstanding Common Stock or (ii) the tenth business day after the commencement of a tender offer for 15% or more of the Company's outstanding Common Stock. If the Rights become exercisable, each Right will entitle the holder thereof to purchase one ten-thousandth of a share of Preferred Stock. If a person or group acquires 15% or more of the outstanding Common Stock of the Company, the holder of each Right not owned by the 15% or more shareholder would be entitled to purchase for $90.00 (the exercise price of the Right) Common Stock of the Company having market value equal to $180.00. If the Company is a party to certain mergers or business combination transactions or transfers 50% or more of its assets or earning power to another party, each Right will entitle its holder to buy a number of shares of Common Stock of the acquiring or surviving company having a market value of twice the exercise price of the Rights, or $180.00. If the Rights are fully exercised, the shares issued thereby would cause a substantial dilution to the shareholders of the acquiring or surviving company. The Company may also, under certain circumstances, exchange the Rights not owned by the 15% or more shareholder at an exchange ratio of one share of Common Stock per Right.

     The Rights expire April 2, 2009, and may be redeemed by the Company for $.01 per Right at any time prior to the close of business on the later of: (i) the tenth calendar day after a person or group acquires 15% or more of the Company's outstanding Common Stock or (ii) the tenth business day after the commencement of a tender offer for 15% or more of the Company's outstanding Common Stock.

FII STOCK INCENTIVE PLANS

     FII has two stock incentive plans that authorize the Compensation Committee of the Board of Directors to grant to eligible employees stock options, stock appreciation rights, restricted or deferred stock awards, stock purchase rights and other stock-based awards. The Executive Stock Incentive Plan ("ESIP"), the only plan with shares available for grant, is authorized to grant to eligible employees up to 12,050,000 shares of Common Stock, through October 17, 2007. The FII Stock Option Plan expired on October 15, 1992, therefore no additional grants will be made pursuant to this Plan.

     During fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1996, 345,972, 347,609 and 1,180,295 shares, respectively, of
FII's Common Stock were issued as Restricted Stock Awards ("RSA"). These shares are held in escrow by FII and will be released to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods and payment of the purchase price. The restriction periods end at various dates through June 2001. The purchase price is 50% of the mean of the high and low market value of FII's Common Stock at the date of grant. The purchase price of the shares issued ranges from $4.22 to $12.82 per share. Compensation expense for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 was $3.8 million, $1.1 million, $1.7 million and $1.3 million, respectively.

     During fiscal 1996, 358,547 shares of FII's Common Stock were issued as Equity Incentive Awards ("EIA"). These shares are held in escrow by FII and may be released ratably to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction period which ends May 20, 1999, and upon payment of the purchase price of $5.11 per share. The purchase price is 50% of the mean of the high and low market value of FII's Common Stock on the date of grant. Compensation expense for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 was $.7 million, $.3 million, $.8 million and $.5 million, respectively.

     During fiscal 1998 and fiscal 1996, 1,128,600 and 843,750 shares, respectively, of FII's Common Stock were granted as non-qualified stock options ("NQSOs"). The NQSOs vest over a one or four year period and expire ten years after the date of grant. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $21.00 during fiscal 1998 and $8.45 during fiscal 1996. As of

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

January 2, 1999, January 3, 1998 and June 28, 1997, there were 1,926,000,
1,165,000 and 1,211,000 NQSOs outstanding, respectively.

     Stock option activity for FII's stock incentive plans for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 is set forth below:

                                  FOR THE 52           FOR THE 27               FOR THE 52 WEEKS ENDED
                                 WEEKS ENDED          WEEKS ENDED       ---------------------------------------
                               JANUARY 2, 1999      JANUARY 3, 1998       JUNE 28, 1997        JUNE 29, 1996
                              ------------------   ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE             EXERCISE
                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                              -------   --------   -------   --------   -------   --------   -------   --------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of
  year......................   1,165     $ 7.57     1,211     $7.52      1,664     $7.11      1,114     $5.70
Granted.....................   1,129     $21.00                                                 844     $8.44
Exercised...................    (368)    $ 8.10       (46)    $6.06       (453)    $6.03       (294)    $5.59
                              ------               ------               ------               ------
Outstanding at end of
  year......................   1,926     $15.34     1,165     $7.57      1,211     $7.52      1,664     $7.11
                              ======               ======               ======               ======
Exercisable at end of
  year......................     798                1,165                1,211                  820
                              ======               ======               ======               ======
Weighted average fair value
  of options granted during
  the year..................  $ 4.37                                                         $ 2.91
                              ======                                                         ======

     At January 2, 1999, 798,000 of the options are exercisable with a weighted average price of $7.33. The weighted average remaining contractual life of FII's options outstanding at January 2, 1999 is approximately 7.6 years.

     Keebler's 1996 Stock Option Plan has 9,673,594 shares of Keebler's common stock authorized for future grant. All options granted have ten year terms and, due to acceleration resulting from the achievement of certain performance measures, vest by 2001. Under this plan, at January 2, 1999, options for 6,456,280 shares were outstanding, of which 4,433,774 are exercisable. Keebler's 1998 Omnibus Stock Incentive Plan has 2,850,200 shares of Keebler's common stock authorized for future grant. All options granted generally have ten year terms and vest at the end of five years. Vesting can be accelerated if certain stock price performance measures are met. Under this plan, at January 2, 1999, options for 2,715,636 shares were outstanding, of which none are exercisable.

     As the Company applies APB 25 in accounting for its plans, and the option price is the market price at date of grant, no compensation expense has been recognized for options granted under the Company's plans.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Had compensation expense for the options and Restricted Stock Awards under the Company's plans, inclusive of Keebler's options, been determined based on the fair value at the grant dates for the awards consistent with the methodology prescribed under SFAS No. 123 -- "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                       FOR THE 52        FOR THE 27         FOR THE 52 WEEKS ENDED
                                       WEEKS ENDED       WEEKS ENDED     -----------------------------
                                     JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                                     ---------------   ---------------   -------------   -------------
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
As Reported:
  Net income.......................      $41,899           $23,560          $62,324         $30,768
  Net Income Per Common Share:
     Basic.........................          .43               .27              .71             .35
     Diluted.......................          .43               .27              .71             .35
Pro Forma:
  Net income.......................      $38,989           $22,735          $61,716         $29,694
  Net Income Per Common Share:
     Basic.........................          .40               .26              .70             .34
     Diluted.......................          .40               .26              .70             .34

     The fair values of the awards granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions used for grants during fiscal 1998: expected dividend yield of 3.64%, expected volatility of 23.9%, risk-free interest rate of 5.60% and expected lives of five years; during the twenty-seven week transition period ended January 3, 1998: no expected dividend yield, expected volatility of 26.8%, risk-free interest rate of 6.31% and expected lives of four years; and for grants during fiscal 1996: dividend yield of 3.43%, expected volatility of 24.7%, risk-free interest rate of 6.23% and expected lives of five years. The weighted average assumptions used for Keebler's grants during fiscal 1998 were as follows: no expected dividend yield, expected volatility of 27.2%, risk-free interest rate of 5.04% and expected lives of five years.

NOTE 9.  RETIREMENT PLANS

DEFINED BENEFIT PLANS

  Flowers

     Flowers has noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee's career earnings. Flowers also has a supplemental defined benefit pension plan covering certain Flowers' employees which provides benefits to participants commencing at retirement calculated according to the formula contained in the Company's tax-qualified retirement plan, but without regard to statutory limitations on the maximum amount of compensation which may be taken into account by, nor the maximum benefits which may be paid from, such plans. Benefits provided by this supplemental plan are reduced by benefits provided by the defined benefit pension plans. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 ("ERISA"). As of January 2, 1999, January 3, 1998 and June 28, 1997, the assets of the plans include certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 506,250 shares of FII's Common Stock with a fair value of approximately $12.1 million, $10.3 million and $8.5 million at January 2, 1999, January 3, 1998 and June 28, 1997, respectively.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

  Keebler

     Keebler has a trusteed, noncontributory defined benefit pension plan covering certain employees. Benefits provided under the plan are primarily based on years of service and the employee's final level of compensation. Keebler contributes annually not less than the ERISA minimum funding requirements. As of January 2, 1999, assets held by the plan consist primarily of common stocks, government securities, bonds and a real estate investment of $3.1 million in a distribution center which is under an operating lease to Keebler.

     In addition to the pension plan, Keebler also maintains an unfunded supplemental retirement plan for certain highly compensated former executives. Benefits provided are based on years of service. Vesting is graduated depending on termination after age 55.

     The net periodic pension cost for the Company's plans that are not fully funded includes the following components:

                                                                          FOR THE 52 WEEKS
                                             FOR THE 52    FOR THE 27           ENDED
                                             WEEKS ENDED   WEEKS ENDED   -------------------
                                             JANUARY 2,    JANUARY 3,    JUNE 28,   JUNE 29,
                                                1999          1998         1997       1996
                                             -----------   -----------   --------   --------
                                                         (AMOUNTS IN THOUSANDS)
Service cost...............................   $  6,268       $ 2,846     $  5,603   $ 5,887
Interest cost..............................     11,904         5,207       10,311     9,368
Expected return on plan assets.............    (13,635)       (5,585)     (10,415)   (9,104)
Amortization of transition asset...........       (841)         (422)        (841)     (841)
Prior service cost.........................         59            30           84        72
Recognized net actuarial (gain) loss.......       (177)           35          118       396
Purchase accounting adjustment.............                                            (118)
                                              --------       -------     --------   -------
Net periodic pension cost..................   $  3,578       $ 2,111     $  4,860   $ 5,660
                                              ========       =======     ========   =======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The funding status and the amounts recognized in the consolidated balance sheet for the Company's plans that are not fully funded are as follows:

                                                   FOR THE 52    FOR THE 27    FOR THE 52
                                                   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                                   JANUARY 2,    JANUARY 3,     JUNE 28,
                                                      1999          1998          1997
                                                   -----------   -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year........   $(146,937)    $(139,594)    $(124,662)
  Acquisitions...................................     (10,303)                     (1,389)
  Service cost...................................      (6,268)       (2,846)       (5,603)
  Interest cost..................................     (11,904)       (5,207)      (10,311)
  Amendments.....................................                                      29
  Actuarial loss.................................     (23,964)       (9,744)       (3,564)
  Adjustment for change in measurement date......                     7,266
  Benefits paid..................................       7,727         3,188         5,906
                                                    ---------     ---------     ---------
  Benefit obligation at end of year..............    (191,649)     (146,937)     (139,594)
                                                    ---------     ---------     ---------
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................     154,828       137,819       116,556
  Actual return on plan assets...................      (2,199)       26,113        25,008
  Employer contribution..........................       1,141         3,333           788
  Acquisitions...................................   $             $             $   1,373
  Adjustment for change in measurement date......                    (9,249)
  Benefits paid..................................      (6,977)       (3,188)       (5,906)
                                                    ---------     ---------     ---------
  Fair value of plan assets at end of year.......     146,793       154,828       137,819
                                                    ---------     ---------     ---------
  Funded status..................................     (44,856)        7,891        (1,775)
  Unrecognized net actuarial (gain) loss.........      22,749       (16,900)       (6,891)
  Contribution between measurement date and
     fiscal year end.............................         185           330
  Unrecognized prior service cost................         557           616           596
  Unrecognized net transition asset..............      (3,313)       (4,154)       (4,368)
                                                    ---------     ---------     ---------
  Net amount recognized at end of year...........   $ (24,678)    $ (12,217)    $ (12,438)
                                                    =========     =========     =========

     The net amount recognized at the end of the year includes $19.5 million which is recorded in other accrued liabilities (see Note 3) and the remainder is included in other long-term liabilities.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Assumptions used in accounting for the Company's plans that are not fully funded at each of the respective period-ends are as follows:

                                               JANUARY 2,   JANUARY 3,   JUNE 28,   JUNE 29,
                                                  1999         1998        1997       1996
                                               ----------   ----------   --------   --------
Weighted average assumptions:
  Measurement date...........................     9/30/98    9/30/97     3/31/97    3/31/96
  Discount rate..............................  6.50%-7.50%      8.00%       8.00%      7.75%
  Expected return on plan assets.............        9.00%      9.00%       9.00%      9.00%
  Rate of compensation increase..............  4.00%-5.00%      5.50%       5.50%      5.25%

     The net periodic pension cost for the Company's fully funded plan includes the following components:

                                                                    FOR THE 52
                                                                   WEEKS ENDED
                                                                 JANUARY 2, 1999
                                                              ----------------------
                                                              (AMOUNTS IN THOUSANDS)
Service cost................................................         $  9,040
Interest cost...............................................           31,080
Expected return on plan assets..............................          (39,352)
Prior service cost..........................................              689
                                                                     --------
Net periodic pension cost...................................         $  1,457
                                                                     ========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The funded status and the amounts recognized in the consolidated balance sheet for the Company's fully funded plan is as follows:

                                                                FOR THE 52
                                                                WEEKS ENDED
                                                              JANUARY 2, 1999
                                                              ---------------
                                                                (AMOUNTS IN
                                                                THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................     $      --
  Acquisitions..............................................      (460,139)
  Service cost..............................................        (9,040)
  Interest cost.............................................       (31,080)
  Amendments................................................        (4,874)
  Actuarial loss............................................       (45,871)
  Benefits paid.............................................        30,692
                                                                 ---------
  Benefit obligation at end of year.........................      (520,312)
                                                                 ---------
Change in plan assets:
  Fair value of plan assets at beginning of year............            --
  Acquisitions..............................................       515,290
  Actual return on plan assets..............................        77,731
  Employer contribution.....................................        19,292
  Benefits paid.............................................       (30,692)
                                                                 ---------
  Fair value of plan assets at end of year..................       581,621
                                                                 ---------
  Funded status.............................................        61,309
  Unrecognized net actuarial gain...........................       (16,538)
  Contribution between measurement date and fiscal year
     end....................................................           115
  Unrecognized prior service cost...........................         9,230
                                                                 ---------
  Net amount recognized at end of year......................     $  54,116
                                                                 =========

     Assumptions used in accounting for the Company's fully funded plan for fiscal 1998 are as follows:

                                                              JANUARY 2, 1999
                                                              ---------------
Weighted average assumptions:
  Measurement date..........................................      9/30/98
  Discount rate.............................................         6.50%
  Expected return on plan assets............................         9.00%
  Rate of compensation increase.............................         4.00%

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

OTHER PLANS

  Flowers

     Flowers contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $.3 million for fiscal 1998, $.5 million for the twenty-seven week transition period ended January 3, 1998, $.4 million for fiscal 1997 and $.3 million for fiscal 1996, respectively.

     The Flowers Industries, Inc. 401(k) Retirement Savings Plan covers substantially all Flowers employees who have completed certain service requirements. Generally, the cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 25% of the employees' contributions, up to 6% of compensation. During fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996, the total cost and contributions were $1.3 million, $.6 million, $1.4 million and $1.3 million, respectively.

  Keebler

     Contributions are also made by Keebler to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For fiscal 1998, Keebler expensed contributions of $2.3 million.

     Keebler contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $8.9 million for fiscal 1998.

NOTE 10.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     Keebler provides certain medical and life insurance benefits for eligible retired employees of Keebler. The medical plan, which covers nonunion employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates an up-front deductible, coinsurance payments and employee contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. Keebler does not fund the plan.

     The net periodic postretirement benefit expense includes the following components:

                                                                FOR THE 52
                                                                WEEKS ENDED
                                                              JANUARY 2, 1999
                                                              ---------------
                                                                (AMOUNTS IN
                                                                THOUSANDS)
Service cost................................................      $2,045
Interest cost...............................................       3,961
Amortization of prior service cost..........................        (115)
                                                                  ------
Net periodic postretirement benefit cost....................      $5,891
                                                                  ======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The unfunded status and the amounts recognized in the consolidated balance sheet for Keebler's postretirement obligation are as follows:

                                                                FOR THE 52
                                                                WEEKS ENDED
                                                              JANUARY 2, 1999
                                                              ---------------
                                                                (AMOUNTS IN
                                                                THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................     $     --
  Acquisitions..............................................      (58,288)
  Service cost..............................................       (2,045)
  Interest cost.............................................       (3,961)
  Actuarial gain............................................        3,641
  Benefits paid.............................................        4,384
                                                                 --------
     Benefit obligation at end of year......................     $(56,269)
     Unrecognized actuarial gain............................       (7,856)
     Unrecognized prior service cost........................         (574)
     Benefit payments subsequent to measurement date........          978
                                                                 --------
     Accrued benefit obligation.............................     $(63,721)
                                                                 ========

     The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.5% for fiscal 1998. The weighted average annual assumed rate of increase in the cost of covered benefits is 6.0% for fiscal 1998, declining gradually to an ultimate trend rate of 5.0% for fiscal 1999. A one percent increase in the trend rate for health care costs would have increased the accumulated benefit obligation as of January 2, 1999 by $2.6 million and the net periodic benefit cost by $.3 million. A one percent decrease in the trend rate for health care costs would have decreased the accumulated benefit obligation and net periodic benefit cost by $2.7 million and $.3 million, respectively, as of January 2, 1999.

     Additionally, Keebler provides post employment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. Keebler does not fund the plan. The postemployment obligation included in the consolidated balance sheet at January 2, 1999 was $4.7 million.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11.  INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                                              FOR THE 52
                                              FOR THE 52    FOR THE 27        WEEKS ENDED
                                              WEEKS ENDED   WEEKS ENDED   -------------------
                                              JANUARY 2,    JANUARY 3,    JUNE 28,   JUNE 29,
                                                 1999          1998         1997       1996
                                              -----------   -----------   --------   --------
                                                          (AMOUNTS IN THOUSANDS)
Current Taxes:
  Federal...................................    $72,121       $5,686      $26,910    $13,915
  State.....................................      6,010        2,395        5,557      2,621
                                                -------       ------      -------    -------
                                                 78,131        8,081       32,467     16,536
                                                -------       ------      -------    -------
Deferred Taxes:
  Federal...................................     (3,346)       2,395        1,587      1,636
  State.....................................       (394)        (319)         347        347
                                                -------       ------      -------    -------
                                                 (3,740)       2,076        1,934      1,983
                                                -------       ------      -------    -------
Benefit of operating loss carryforwards.....                    (525)      (1,210)      (334)
                                                -------       ------      -------    -------
Provision for income taxes..................    $74,391       $9,632      $33,191    $18,185
                                                =======       ======      =======    =======

     Deferred tax liabilities (assets) are comprised of the following:

                                                   FOR THE 52    FOR THE 27    FOR THE 52
                                                   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                                   JANUARY 2,    JANUARY 3,     JUNE 28,
                                                      1999          1998          1997
                                                   -----------   -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Depreciation.....................................   $ 173,610     $ 52,936      $ 51,275
Trademarks, trade names and intangibles..........      49,348
Prepaid pension..................................      14,283
Inventory valuation..............................       6,779
Other............................................      13,816       13,871         8,673
                                                    ---------     --------      --------
          Gross deferred tax liabilities.........     257,836       66,807        59,948
                                                    ---------     --------      --------
Workers compensation.............................     (19,891)      (5,228)       (5,274)
Postretirement/postemployment benefits...........     (26,171)
Employee benefits................................     (33,806)      (5,326)       (4,756)
Facility closing costs and severance.............     (56,805)     (13,921)      (14,483)
Loss carryforwards...............................     (84,447)      (4,739)       (4,117)
Other............................................     (17,109)     (16,050)       (9,093)
                                                    ---------     --------      --------
          Gross deferred tax assets..............    (238,229)     (45,264)      (37,723)
Deferred tax assets valuation allowance..........      86,310        2,119         2,240
                                                    ---------     --------      --------
                                                    $ 105,917     $ 23,662      $ 24,465
                                                    =========     ========      ========

     The net change in the valuation allowance for deferred tax assets was an increase of $84.1 million, related to operating loss carryforwards. The increase was primarily attributable to the consolidation of Keebler.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

                                           FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                           WEEKS ENDED   WEEKS ENDED   ----------------------
                                           JANUARY 2,    JANUARY 3,     JUNE 28,     JUNE 29,
                                              1999          1998          1997         1996
                                           -----------   -----------   -----------   --------
                                                         (AMOUNTS IN THOUSANDS)
Tax at U.S. federal income tax rate......    $57,283       $8,757        $30,728     $16,919
State income taxes, net of U.S. federal
  income tax benefit.....................      5,298        1,390          3,837       1,929
Benefit of operating loss
  carryforwards..........................                    (525)        (1,210)       (334)
Intangible amortization..................      6,910          174            122          77
Other....................................      4,900         (164)          (286)       (406)
                                             -------       ------        -------     -------
          Provision for income taxes.....    $74,391       $9,632        $33,191     $18,185
                                             =======       ======        =======     =======

     The amount of federal operating loss carryforwards generated by certain subsidiaries of FII prior to their acquisition is $2.8 million with expiration dates through the fiscal year 2009. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. FII does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state operating loss carryforwards of $56.1 million with expiration dates through fiscal 2013.

     Keebler has net operating loss carryforwards totaling approximately $203.2 million through 1998 and expiring in 2008 through 2011. Pursuant to the terms of INFLO's purchase of Keebler, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to Keebler, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization. In the event the net operating loss carryforwards become realizable, the valuation allowance would be reversed against trademarks, trade names and other intangibles.

     During fiscal 1997, the Internal Revenue Service ("IRS") completed an examination of Flowers' federal income tax returns for fiscal years 1993 through 1995. During the examination, the IRS asserted that Flowers' independent distributor program generated ordinary income upon the initial sale of the territories. As a result, Flowers paid for certain claims by the IRS relating primarily to Flowers' independent distributor program. Currently, Flowers is under audit by the IRS for fiscal 1997 and fiscal 1996.

NOTE 12.  SEGMENT REPORTING

     In fiscal 1998, the Company adopted SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. As required by SFAS 131, the Company has restated prior years for comparability.

     The Company has three reportable segments: Flowers Bakeries, Mrs. Smith's Bakeries and Keebler. Flowers Bakeries produces fresh breads and rolls, Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls, and Keebler produces a full line of cookies and crackers. The segments are managed as strategic business units due to their distinct production processes and marketing strategies.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                       FOR THE 52    FOR THE 27     FOR THE 52 WEEKS ENDED
                                       WEEKS ENDED   WEEKS ENDED   ------------------------
                                       JANUARY 2,    JANUARY 3,     JUNE 28,      JUNE 29,
                                          1999          1998          1997          1996
                                       -----------   -----------   ----------    ----------
                                                      (AMOUNTS IN THOUSANDS)
Sales:
  Flowers Bakeries...................  $  949,870     $460,245     $  904,585    $  841,181
  Mrs. Smith's Bakeries..............     672,821      369,262        615,637       474,932
  Keebler............................   2,226,480
  Eliminations and Other (1).........     (72,710)     (42,968)       (78,969)      (65,529)
                                       ----------     --------     ----------    ----------
                                       $3,776,461     $786,539     $1,441,253    $1,250,584
                                       ==========     ========     ==========    ==========
Depreciation and Amortization:
  Flowers Bakeries...................  $   33,487     $ 16,505     $   28,533    $   25,601
  Mrs. Smith's Bakeries..............      18,676        9,427         15,830        13,877
  Keebler............................      69,125
  Other..............................       7,477          998          1,607         1,370
                                       ----------     --------     ----------    ----------
                                       $  128,765     $ 26,930     $   45,970    $   40,848
                                       ==========     ========     ==========    ==========
Income Before Interest and Taxes:
  Flowers Bakeries...................  $   75,779     $ 31,388     $   89,433(2) $   47,045
  Mrs. Smith's Bakeries..............      45,855       20,153         40,186        21,603
  Keebler............................     199,891
  Unallocated General Expenses.......     (20,823)     (14,726)       (16,716)       (2,369)
  Non-Recurring Charge...............     (68,313)
                                       ----------     --------     ----------    ----------
                                       $  232,389     $ 36,815     $  112,903    $   66,279
                                       ==========     ========     ==========    ==========
Non-Recurring Charge:
  Flowers Bakeries...................  $   32,161
  Mrs. Smith's Bakeries..............      32,300
  Keebler............................       3,852
                                       ----------     --------     ----------    ----------
                                       $   68,313
                                       ==========     ========     ==========    ==========
Interest Expense, Net................  $   68,725     $ 11,796     $   25,109    $   13,004
                                       ==========     ========     ==========    ==========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                       FOR THE 52    FOR THE 27     FOR THE 52 WEEKS ENDED
                                       WEEKS ENDED   WEEKS ENDED   ------------------------
                                       JANUARY 2,    JANUARY 3,     JUNE 28,      JUNE 29,
                                          1999          1998          1997          1996
                                       -----------   -----------   ----------    ----------
                                                      (AMOUNTS IN THOUSANDS)
Income Before Income Taxes,
  Investment in Unconsolidated
  Affiliate, Minority Interest,
  Extraordinary Loss and Cumulative
  Effect of Changes in Accounting
  Principles.........................  $  163,664     $ 25,019     $   87,794    $   48,340
                                       ==========     ========     ==========    ==========
Capital Expenditures:
  Flowers Bakeries...................  $   38,573     $ 22,710     $   48,334    $   55,730
  Mrs. Smith's Bakeries..............      34,711        9,817         28,577        18,919
  Keebler............................      66,798
  Other..............................         193          330            599           893
                                       ----------     --------     ----------    ----------
                                       $  140,275     $ 32,857     $   77,510    $   75,542
                                       ==========     ========     ==========    ==========
Assets:
  Flowers Bakeries...................  $  458,966     $401,787     $  408,815    $  441,856
  Mrs. Smith's Bakeries..............     459,652      366,602        361,575       281,610
  Keebler............................   1,655,780
  Other..............................     286,502      130,491        127,797       125,977
                                       ----------     --------     ----------    ----------
                                       $2,860,900     $898,880     $  898,187    $  849,443
                                       ==========     ========     ==========    ==========

---------------

(1) Primarily represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.
(2) Includes a $43.2 million gain on the sale of Flowers Bakeries' distributor notes receivable as discussed in Note 1.

     Sales to a single customer were approximately $84.0 million, or 11% of sales during the twenty-seven week transition period ended January 3, 1998, $163.0 million, or 11% of sales during fiscal 1997, and $150.0 million, or 12% of sales during fiscal 1996. During fiscal 1998, no sales to a single customer accounted for more than 10% of sales.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13.  NET INCOME PER SHARE

     Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consist of the incremental shares associated with FII's stock option plans, as determined under the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

                                                   FOR THE 52        FOR THE 27         FOR THE 52 WEEKS ENDED
                                                   WEEKS ENDED       WEEKS ENDED     -----------------------------
                                                 JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                                                 ---------------   ---------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Income before extraordinary loss and
     cumulative effect of changes in accounting
     principles................................      $45,968           $33,448          $62,324         $30,768
  Extraordinary loss due to early
     extinguishment of debt, net of tax benefit
     and minority interest.....................         (938)
  Cumulative effect of changes in accounting
     principles, net of tax benefit............       (3,131)           (9,888)
                                                     -------           -------          -------         -------
  Net income...................................      $41,899           $23,560          $62,324         $30,768
                                                     =======           =======          =======         =======
Denominator:
  Basic weighted average shares................       96,393            88,368           88,000          86,933
  Effect of dilutive securities:
     Stock options.............................          408               405              401             278
                                                     -------           -------          -------         -------
  Diluted weighted average shares..............       96,801            88,773           88,401          87,211
                                                     =======           =======          =======         =======
Net Income Per Common Share:
  Basic --
     Income before extraordinary loss and
       cumulative effect of changes in
       accounting principles...................      $   .47           $   .38          $   .71         $   .35
     Extraordinary loss due to early
       extinguishment of debt, net of tax
       benefit and minority interest...........         (.01)
     Cumulative effect of changes in accounting
       principles, net of tax benefit..........         (.03)             (.11)
                                                     -------           -------          -------         -------
     Net income per common share...............      $   .43           $   .27          $   .71         $   .35
                                                     =======           =======          =======         =======
  Diluted --
     Income before extraordinary loss and
       cumulative effect of changes in
       accounting principles...................      $   .47           $   .38          $   .71         $   .35
     Extraordinary loss due to early
       extinguishment of debt, net of tax
       benefit and minority interest...........         (.01)
     Cumulative effect of changes in accounting
       principles, net of tax benefit..........         (.03)             (.11)
                                                     -------           -------          -------         -------
     Net income per common share...............      $   .43           $   .27          $   .71         $   .35
                                                     =======           =======          =======         =======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Results of operations for each of the four quarters in the respective fiscal years is as follows (each quarter represents a period of twelve weeks, except the first quarter of fiscal 1998 and the fourth quarter of fiscal 1997, both of which include sixteen weeks):

QUARTER                             FIRST          SECOND         THIRD        FOURTH
-------                             ----------     ----------     ----------   ----------
                                    1998           1998           1998         1998
                                    1998(T)        1998(T)        1998(T)      1998(T)
                                    1997           1997           1997         1997
                                    ----------     ----------     ----------   ----------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.............................  $1,077,034     $  836,424     $  862,784   $1,000,219
                                       310,063        476,476(1)          --           --
                                       318,957        383,146        303,950      435,200
Gross margin......................     590,744        461,372        480,578      541,186
                                       144,587        223,026(1)          --           --
                                       179,929        166,612        144,836      205,321
Income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting
  principles......................      15,028         18,467         25,555      (13,082)
                                        14,529         18,919(1)          --           --
                                        19,948         12,263         12,170       17,943
Extraordinary loss due to early
  extinguishment of debt, net of
  tax benefit and minority
  interest........................          --             --           (938)          --
                                            --             --             --           --
                                            --             --             --           --
Cumulative effect of changes in
  accounting principles, net of
  tax benefit.....................      (3,131)(2)         --             --           --
                                            --         (9,888)(1)         --           --
                                            --             --             --           --
Net income (loss).................      11,897         18,467         24,617      (13,082)
                                        14,529          9,031(1)          --           --
                                        19,948         12,263         12,170       17,943
Basic net income (loss) per common
  share...........................         .13            .19            .25         (.13)
                                           .16            .10(1)          --           --
                                           .23            .14            .14          .20
Diluted net income (loss) per
  common share....................         .13            .19            .25         (.13)
                                           .16            .10(1)          --           --
                                           .23            .14            .14          .20

---------------

(T) Twenty-seven week transition period ended January 3, 1998.
(1) Amounts relate to a fifteen-week period ended January 3, 1998 and, as such, do not correspond to the amounts reported in the Company's second quarter Form 10-Q for the twelve-week period ended December 13, 1997.
(2) During the fourth quarter of fiscal 1998, the Company adopted SOP 98-5. The cumulative effect of this change in accounting was retroactive to the first quarter of fiscal 1998 and does not correspond with the amounts reported in the Company's first quarter Form 10-Q for the sixteen weeks ended April 25, 1998.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15.  UNAUDITED OPERATING RESULTS

     The unaudited condensed consolidated results of operations of Flowers for the fifty-two weeks ended January 3, 1998 and the twenty-seven weeks ended January 4, 1997 are presented below. In the opinion of management, the accompanying unaudited condensed consolidated results of operations contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of operations:

                                                              FOR THE 52        FOR THE 27
                                                              WEEKS ENDED       WEEKS ENDED
                                                            JANUARY 3, 1998   JANUARY 4, 1997
                                                            ---------------   ---------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Sales.....................................................    $1,440,079         $774,767
Income before income taxes and cumulative effect of
  changes in accounting principles........................        62,478           50,335
Income taxes..............................................        23,796           19,027
Income (loss) from investment in unconsolidated
  affiliate...............................................        24,813             (195)
Income before cumulative effect of changes in accounting
  principles..............................................        63,495           31,113
Cumulative effect of changes in accounting principles.....        (9,888)
Net income................................................        53,607           31,113
Net Income Per Common Share:
  Income per share before cumulative effect -- basic......           .72              .35
  Income per share before cumulative effect -- diluted....           .72              .35
  Net income per share -- basic...........................           .61              .35
  Net income per share -- diluted.........................           .61              .35

NOTE 16.  SUBSEQUENT EVENTS

     On January 29, 1999, Keebler entered into a Receivable Purchase Agreement ("Agreement") to replace the Bridge Facility existing at January 2, 1999. This Agreement allows funds to be borrowed at a lower cost to Keebler and is collateralized by the accounts receivable of Keebler.

     On January 21, 1999, certain stockholders of Keebler sold 16,200,000 shares of Keebler's common stock in a secondary public offering, reducing their ownership percentage to 7%, collectively. Keebler received no proceeds from the sale, and the ownership percentages of FII and the management of Keebler remained at approximately 55% and 2%, respectively.

     On March 19, 1999, the Board of Directors of the Company declared a dividend of one right per share of common stock outstanding on April 2, 1999, pursuant to the terms of the Rights Agreement effective as of April 2, 1999, between the Company and First Union National Bank, as Rights Agent.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Flowers Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 of this Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 2, 1999

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE
                                                          AT                                 BALANCE
                                                       BEGINNING   ADDITIONS                  AT END
CLASSIFICATION                                         OF PERIOD    AT COST    DEDUCTIONS   OF PERIOD
--------------                                         ---------   ---------   ----------   ----------
                                                                   (AMOUNTS IN THOUSANDS)
Year Ended January 2, 1999
  Cost in Excess of Net Tangible Assets..............   $76,717    $950,545     $(23,819)   $1,003,443
                                                        =======    ========     ========    ==========
Twenty-Seven Weeks Ended January 3, 1998
  Cost in Excess of Net Tangible Assets..............   $68,453    $  9,258     $   (994)   $   76,717
                                                        =======    ========     ========    ==========
Year Ended June 28, 1997
  Cost in Excess of Net Tangible Assets..............   $44,617    $ 24,977     $ (1,141)   $   68,453
                                                        =======    ========     ========    ==========
Year Ended June 29, 1996
  Cost in Excess of Net Tangible Assets..............   $ 9,281    $ 35,625     $   (289)   $   44,617
                                                        =======    ========     ========    ==========

---------------

     See Note 1 of Notes to Consolidated Financial Statements for accounting policy for capitalization and amortization of intangible assets.