Form 10-Q
period 1999-04-24
FLOWERS INDUSTRIES INC /GA
filed 1999-06-08
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 1999

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number      1-9787

                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                      GEORGIA                                                           58-0244940
                      -------                                                           ----------
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

Yes   X    No
    ----      ----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                  No
    -------              --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     TITLE OF EACH CLASS                     OUTSTANDING AT MAY 28, 1999
     -------------------                     ---------------------------
COMMON STOCK, $.625  PAR  VALUE                       99,998,784

                            FLOWERS INDUSTRIES, INC.

                                      INDEX



                                                                             Page Number
                                                                             -----------
PART I.       Financial Information

     Item 1.    Financial Statements

                Consolidated Balance Sheet
                  April 24, 1999 and January 2, 1999                                3

                Consolidated Statement of Income
                  Sixteen Weeks Ended April 24, 1999
                  and April 25, 1998                                                4


                Consolidated Statement of Cash Flows
                  Sixteen Weeks Ended April 24, 1999
                  and April 25, 1998                                                5


                Notes to Consolidated Financial Statements                          6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11

     Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk                                                19

PART II.      Other Information

     Item 5.    Other Information                                                  20

     Item 6.    Exhibits and Reports on Form 8-K                                   21

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
          (Amounts in Thousands, Except Share Data and Per Share Data)

                                                           April 24, 1999     January 2, 1999
                                                           ---------------    ---------------
                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                             $    18,937          $    56,965
     Accounts and notes receivable, net                        204,175              268,084
     Inventories, net                                          268,924              297,593
     Deferred income taxes                                      69,318               76,327
     Other                                                      98,626               84,276
                                                           -----------          -----------
                                                               659,980              783,245
                                                           -----------          -----------

Property, Plant and Equipment:
     Land                                                       38,825               39,149
     Buildings                                                 350,484              350,067
     Machinery and equipment                                   814,670              816,495
     Furniture, fixtures and transportation equipment          123,483              116,219
     Construction in progress                                  161,858               96,288
                                                           -----------          -----------
                                                             1,489,320            1,418,218
     Less:  accumulated depreciation                          (461,233)            (430,516)
                                                           -----------          -----------
                                                             1,028,087              987,702
                                                           -----------          -----------

Other Assets                                                    87,836               86,510
                                                           -----------          -----------
Cost in Excess of Net Tangible Assets, net                     996,488            1,003,443
                                                           -----------          -----------
                                                           $ 2,772,391          $ 2,860,900
                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Commercial paper                                       $    79,264          $    74,870
    Current maturities of long-term debt                        51,299              120,479
    Accounts payable                                           194,876              227,749
    Facility closing costs and severance                        21,764               23,670
    Other accrued liabilities                                  295,396              314,270
                                                           -----------          -----------
                                                               642,599              761,038
                                                           -----------          -----------

Long-Term Debt                                               1,052,775            1,038,998
                                                           -----------          -----------
Other Liabilities:
    Deferred income taxes                                      174,726              182,244
    Postretirement/postemployment obligations                   64,038               63,754
    Facility closing costs and severance                        37,311               41,331
    Other                                                       58,571               52,915
                                                           -----------          -----------
                                                               334,646              340,244
                                                           -----------          -----------

Minority Interest                                              159,207              147,659
                                                           -----------          -----------

Stockholders' Equity:
     Common stock par value $.625, authorized
          350,000,000 shares, issued 100,402,414 and
          100,202,414 shares, respectively                      62,752               62,627
     Capital in excess of par value                            275,137              274,255
     Retained earnings                                         274,865              262,531
     Common stock in treasury, 388,317 and
          381,366 shares, respectively                          (6,928)              (6,762)
     Stock compensation related adjustments                    (22,662)             (19,690)
                                                           -----------          -----------
                                                               583,164              572,961
                                                           -----------          -----------
                                                           $ 2,772,391          $ 2,860,900
                                                           ===========          ===========

          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                          For the 16 Weeks Ended
                                                                 -----------------------------------------
                                                                 April 24, 1999            April 25, 1998
                                                                 --------------            --------------
Sales                                                             $ 1,304,513              $ 1,077,034
Materials, supplies, labor and other production costs                 607,944                  486,290
Selling, marketing and administrative expenses                        561,294                  500,571
Depreciation and amortization                                          40,451                   34,196
                                                                  -----------              -----------
Income from operations                                                 94,824                   55,977
Interest expense, net                                                  25,953                   19,145
                                                                  -----------              -----------
Income before income taxes, minority interest and cumulative
    effect of a change in accounting principle                         68,871                   36,832
Income taxes                                                           29,384                   15,486
                                                                  -----------              -----------
Income before minority interest and cumulative effect
    of a change in accounting principle                                39,487                   21,346
Minority interest                                                     (14,652)                  (6,318)
                                                                  -----------              -----------
Income before cumulative effect of a change in
    accounting principle                                               24,835                   15,028
Cumulative effect of a change in accounting principle,
    net of tax benefit                                                      0                   (3,131)
                                                                  -----------              -----------
Net income                                                        $    24,835              $    11,897
                                                                  ===========              ===========


Net Income Per Common Share:
Basic:
    Income before cumulative effect of a change in
        accounting principle                                      $      0.25              $      0.17
    Cumulative effect of a change in accounting principle,
        net of tax benefit                                                  0                    (0.04)
                                                                  -----------              -----------
    Net income per share                                          $      0.25              $      0.13
                                                                  ===========              ===========
    Weighted average shares outstanding                                99,930                   90,259
                                                                  ===========              ===========

Diluted:
    Income before cumulative effect of a change in
        accounting principle                                      $      0.25              $      0.17
    Cumulative effect of a change in accounting principle,
        net of tax benefit                                                  0                    (0.04)
                                                                  -----------              -----------
    Net income per share                                          $      0.25              $      0.13
                                                                  ===========              ===========
    Weighted average shares outstanding                               100,317                   90,727
                                                                  ===========              ===========

Cash Dividends Paid Per Common Share                              $    0.1250              $    0.1150
                                                                  ===========              ===========


          (See Accompanying Notes to Consolidated Financial Statements)

                         FLOWERS INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in Thousands)
                               (Unaudited)

                                                                              For the 16 Weeks Ended
                                                                     ---------------------------------------
                                                                       April 24, 1999        April 25, 1998
                                                                     ----------------       ---------------
    Cash flows provided by operating activities:
    Net income                                                          $ 24,835             $  11,897
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Minority interest                                                14,652                 6,318
         Depreciation and amortization                                    40,451                34,196
         Deferred income taxes                                              (509)               (3,002)
         Cumulative effect of a change in accounting principle                 0                 3,131
         Other                                                             7,082                 5,469
    Changes in assets and liabilities, net of acquisitions:
         Accounts and notes receivable, net                              (10,091)               (9,390)
         Inventories, net                                                 28,669               (34,396)
         Other assets                                                    (12,653)                  556
         Accounts payable and other accrued liabilities                  (50,336)               (3,678)
         Income taxes payable                                                  0                10,904
         Facility closing costs and severance                             (6,071)               (1,791)
                                                                        --------             ---------
    Net cash provided by operating activities                             36,029                20,214
                                                                        --------             ---------
    Cash flows from investing activities:
         Purchase of property, plant and equipment                       (68,626)              (26,880)
         Acquisition of majority interest in Keebler                           0              (285,203)
         Other                                                               980                 4,133
                                                                        --------             ---------
    Net cash disbursed for investing activities                          (67,646)             (307,950)
                                                                        --------             ---------
    Cash flows from financing activities:
         Dividends paid                                                  (12,501)              (10,170)
         Treasury stock purchases                                        (12,862)               (3,503)
         Stock compensation and warrants exercised                         1,333                20,157
         Asset securitization proceeds                                    74,000                     0
         Increase in commercial paper                                      4,394                21,467
         Net increase (decrease) in debt borrowings                      (60,775)              293,725
                                                                        --------             ---------
    Net cash provided by (disbursed for) financing activities:            (6,411)              321,676
                                                                        --------             ---------
    Net increase (decrease) in cash and cash equivalents                 (38,028)               33,940
    Cash and cash equivalents at beginning of period                      56,965                 3,866
                                                                        --------             ---------
    Cash and cash equivalents at end of period                          $ 18,937             $  37,806
                                                                        ========             =========

Schedule of noncash investing and financing activities:
    Stock compensation transactions                                     $  1,751             $   8,638
                                                                        ========             =========
    Stock issued for acquisition                                        $      0             $  40,000
                                                                        ========             =========
    Note payable issued for purchase of equipment                       $  5,372             $       0
                                                                        ========             =========

          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    Definitions - As used in this filing, unless the context otherwise indicates, (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler, and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

    Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 24, 1999 and January 2, 1999, and the results of operations and statement of cash flows for the sixteen weeks ended April 24, 1999 and April 25, 1998. The results of operations for the sixteen week periods ended April 24, 1999 and April 25, 1998, respectively, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

    Reporting Periods - The Company's quarterly reporting periods for fiscal 1999 are as follows: first quarter ended April 24, 1999 (sixteen weeks), second quarter ending July 17, 1999 (twelve weeks), third quarter ending October 9, 1999 (twelve weeks) and fourth quarter ending January 1, 2000 (twelve weeks).

    Reclassifications - The Company changed its method of presenting the statement of cash flows from the direct method to the indirect method, beginning with the second quarter of the prior fiscal year ended July 18, 1998. This and certain other reclassifications of prior period information have been made to conform with the current period presentation.

2.  INVENTORIES


                                 April 24, 1999     January 2, 1999
                                ----------------    ----------------
                                      (Amounts in Thousands)
Inventories, net
   Raw materials                $       57,684      $        54,739
   Packaging materials                  30,046               27,056
   Finished goods                      177,748              207,620
   Other                                 3,446                8,178
                                --------------      ---------------
                                $      268,924      $       297,593
                                ==============      ===============


3.  NET INCOME PER COMMON SHARE

    Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (amounts in thousands):

                                                                    For the 16 Weeks Ended
                                                               --------------------------------
                                                               April 24, 1999    April 25, 1998
                                                               --------------    --------------
Numerator:
     Income before cumulative effect of a change in
         accounting principle                                  $       24,835    $       15,028
     Cumulative effect of a change in accounting
         principle, net of tax benefit                                      0            (3,131)

                                                               --------------    --------------
     Net income                                                $       24,835    $       11,897
                                                               ==============    ==============

Denominator:
    Basic weighted average shares                                      99,930            90,259
    Effect of dilutive securities:
         Stock options                                                    387               468
                                                               --------------    --------------
    Diluted weighted average shares                                   100,317            90,727
                                                               ==============    ==============

4.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes. As of April 24, 1999, the Company had entered into various arrangements that allow the Company to engage in commodity price and interest rate agreements based on fixed and floating commodity prices and interest rates, respectively.

    The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. For the sixteen weeks ended April 24, 1999 and April 25, 1998, losses of $3.2 million and $1.0 million, respectively, were recorded. The losses were substantially offset by opposite movements in the cost of the underlying hedged item. Gains and losses on agreements which do not qualify as hedges are marked to market and recognized immediately as other income or expense, which is included in sales. For the sixteen weeks ended April 24, 1999 and April 25, 1998, losses of $.9 million and $.6 million, respectively, were recorded. At April 24, 1999, the Company had approximately $117.9 million of commitments outstanding related to commodity derivative financial instruments.

    Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. At April 24, 1999, the notional amount of interest rate swap agreements outstanding was $527.3 million.


5.  SEGMENT REPORTING

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 - "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. This statement established new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. As required by SFAS 131, the Company has restated the prior period for comparability.

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

    The Company evaluates each segment's performance based on income from operations (income or loss before interest and income taxes, excluding FII's and other unallocated expenses and non-recurring charges). Information regarding the operations in these reportable segments is as follows (amounts in thousands):


                                          For the 16 Weeks Ended
                                    --------------------------------
                                    April 24, 1999    April 25, 1998
                                    --------------    --------------
Sales:
   Flowers Bakeries                 $   295,134       $   285,958
   Mrs. Smith's Bakeries                180,646           180,877
   Keebler                              852,033           636,746
   FII                                     (854)             (550)
   Eliminations (1)                     (22,446)          (25,997)
                                    -----------       -----------
                                    $ 1,304,513       $ 1,077,034
                                    ===========       ===========

Depreciation and Amortization:
   Flowers Bakeries                 $     9,664       $    10,527
   Mrs. Smith's Bakeries                  5,216             5,405
   Keebler                               23,475            16,236
   FII                                    2,096             2,028
                                    -----------       -----------
                                    $    40,451       $    34,196
                                    ===========       ===========

Income from Operations:
  Flowers Bakeries                  $    20,512       $    19,995
  Mrs. Smith's Bakeries                  10,872            10,056
  Keebler                                70,645            31,676
  FII                                    (7,205)           (5,750)
                                    -----------       -----------
                                    $    94,824       $    55,977
                                    ===========       ===========


(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.


6.   RECEIVABLES SECURITIZATION

     On January 29, 1999, Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace $75.0 million of debt held under a Bridge facility allowing funds to be borrowed at a lower cost to Keebler. The accounting for this Agreement is governed by SFAS No. 125 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler. All transactions occurring under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At April 24, 1999, a net $74.0 million of accounts receivable have been sold at fair value.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard is effective for the Company's fiscal year 2001. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.


8.   SUBSEQUENT EVENT

     As part of the continuing process of integrating President International, Inc. into Keebler's operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within Keebler's 18-plant manufacturing network. As a result, Keebler will record a non-recurring, pre-tax restructuring and impairment charge to operating income of approximately $69.0 million in the second quarter ending July 17, 1999. The non-recurring charge includes approximately $23.0 million for cash costs for severance and other exit costs from the Sayreville facility. The remaining $46.0 million are non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville, equipment at other locations and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Approximately 650 employees will be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees are represented by unions. The exit activities will be substantially complete by the end of the third quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

Net cash provided by operating activities for the sixteen weeks ended April 24, 1999 was $36.0 million. Positive net cash flow of $39.5 million was provided from net income for the sixteen weeks. An increase in trade accounts receivable due to the just-completed Girl Scout cookie sales, timing of payments of other liabilities and payments of facility closing costs and severance negatively impacted cash flows.

Net cash disbursed for investing activities for the sixteen weeks ended April 24, 1999 of $67.6 million primarily consisted of capital expenditures of $25.4 million at Flowers Bakeries, $20.3 million at Mrs. Smith's Bakeries and $22.9 million at Keebler. The capital expenditures were made principally to update and enhance production and distribution facilities, as well as management information systems.

For the sixteen weeks ended April 24, 1999 net cash of $6.4 million was used for financing activities. This was primarily attributable to dividends paid by FII and the purchase of treasury stock and debt payments by Keebler. An increase in long-term debt at FII and the net proceeds of $74.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement at Keebler as discussed in Note 6 of Notes to Consolidated Financial Statements partially offset the cash outflows.

At April 24, 1999, cash and cash equivalents were $18.9 million. Long-term debt was $1,052.8 million and current maturities of long-term debt were $130.6 million at April 24, 1999. Included in these amounts is debt of $544.1 million attributable to Keebler; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

For the sixteen weeks ended April 24, 1999, dividends paid per share increased 9% to $.125 from $.115 paid for the comparable period in the prior year.

FII owns a majority of the outstanding stock of Keebler and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII and due to restrictions on the payment of dividends in Keebler's existing credit facilities.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the sixteen weeks ended April 24, 1999 and April 25, 1998, respectively, are set forth below:


                                                                       For the 16 Weeks Ended
                                                                  ----------------------------------
                                                                  April 24, 1999     April 25, 1998
                                                                  --------------     ---------------
Sales                                                                100.00%             100.00%
Gross margin                                                          53.40               54.85
Selling, marketing and administrative expenses                        43.03               46.48
Depreciation and amortization                                          3.10                3.18
Interest expense, net                                                  1.99                1.77
Income before income taxes, minority interest and
   cumulative effect of a change in accounting principle               5.28                3.42
Income taxes                                                           2.25                1.44
Net income                                                             1.90%               1.10%



Sales. For the sixteen weeks ended April 24, 1999, sales were $1,304.5 million, or 21% higher than sales for the comparable period in the prior year, which were $1,077.0 million. Sales at Flowers Bakeries for the first quarter of fiscal 1999 were $295.1 million, an increase of 3% over sales of $285.9 million reported a year ago. Product mix and pricing contributed 2% of the increase, while volume increases contributed 1%. Sales at Mrs. Smith's Bakeries, including intersegment sales to Flowers Bakeries, were relatively unchanged at $180.6 million for the first quarter of fiscal 1999 as compared to $180.9 million for the comparable period in the prior year, due to a decrease in intersegment sales of $3.6 million in the fresh retail sales category. Net outside sales at Mrs. Smith's Bakeries for the first quarter of fiscal 1999 increased 2% to $158.2 million from $154.9 million reported a year ago. This increase was primarily due to an 11% gain in the frozen retail, deli/bakery and foodservice categories, offset by the loss of $6.2 million in co-pack and non-branded retail sales of fresh snack products. Sales at Keebler for the first quarter of fiscal 1999 increased 34% to $852.0 million from $636.7 million reported a year ago. The acquisition of President International, Inc. ("President") in September of 1998 contributed $194.7 million, or 31% of this increase, which includes the strong Girl Scout cookie seasonal sales promotion that occurs during the first quarter of the year.

Gross Margin. Gross margin for the first quarter of fiscal 1999 was $696.6 million, or 18% higher than the gross margin reported a year ago, which was $590.7 million. As a percent of sales, gross margin was 53% of sales for the first quarter of fiscal 1999, compared to 55% of sales for the first quarter of fiscal 1998. Flowers Bakeries gross margin improved to 53% of sales for the first quarter of fiscal 1999, compared to 52% of sales for the comparable period in the prior year. Improved volume, pricing and production efficiencies primarily contributed to this increase. Mrs. Smith's Bakeries gross margin for the first quarter of fiscal 1999 was 38% of sales compared to 39% reported a year ago. This decrease was due primarily to increased sales during the first quarter of fiscal 1999 as compared to the same period a year ago of lower margin items. Gross margin at Keebler declined to 55% of sales during the first quarter of fiscal 1999 from 59% during the same period a year ago. This decrease was due primarily to the inclusion of President, whose products carry a higher cost structure, but was partially offset by increased productivity and efficiencies at Keebler's manufacturing facilities, cost reduction programs and lower ingredient and packaging costs.

Selling, Marketing and Administrative Expenses. During the first quarter of fiscal 1999, selling, marketing and administrative expenses were $561.3 million, or 43% of sales as compared to $500.6 million, or 46% of sales reported a year ago. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to spending for its management information systems implementation. Mrs. Smith's Bakeries' selling, marketing and administrative expenses as a percent of sales remained relatively unchanged during the first quarter of fiscal 1999 as compared to the same period a year ago. Keebler's selling, marketing and administrative expenses as a percent of sales decreased during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. This decrease was due primarily to lower costs associated with the Girl Scout cookie sales, a factor not present during fiscal 1998.

Depreciation and Amortization. Depreciation and amortization expense was $40.5 million for the first quarter of fiscal 1999, an increase of 18% over the corresponding period in the prior year, which was $34.2 million. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President by Keebler and increased depreciation associated with capital improvements, offset by the benefit of reduced depreciation resulting from asset impairments recorded as part of the non-recurring charge in fiscal 1998.

Interest Expense. For the first quarter of fiscal 1999, interest expense was $26.0 million, an increase of 36% over the corresponding period in the prior year, which was $19.1 million. This increase is due primarily to interest on borrowings incurred to finance the acquisition of President by Keebler.

Income Before Income Taxes. Income before income taxes was $68.9 million for the first quarter of fiscal 1999, an increase of 87% over the $36.8 million reported for the comparable period in the prior year. This increase is due primarily to the acquisition of President by Keebler, increased sales and cost reduction programs.

Income Taxes. For the first quarter of fiscal 1999, income taxes were $29.4 million, an increase of 90% over the comparable period in the prior year, which were $15.5 million. This increase is due primarily to the increased pre-tax income as discussed above. Additionally, the effective tax rate increased to 42.7% from 42.1% as a result of increased nondeductible goodwill amortization.

Net Income. Net income for the first quarter of fiscal 1999 was $24.8 million, an increase of 108% over the $11.9 million reported a year ago. This increase is due primarily to the items discussed above, as well as a negative cumulative effect of a change in accounting principle of $3.1 million recorded in the first quarter of fiscal 1998. This cumulative effect was recorded as a result of the Company's early adoption of Statement of Position 98-5 -- "Reporting on the Costs of Start-Up Activities."

Year 2000 Conversion:

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

Flowers Bakeries

With respect to information technology, Flowers Bakeries has completed its assessment of this risk area. This assessment indicated that most of Flowers Bakeries' significant information technology systems could be affected, particularly the general ledger, billing, payables, inventory and ordering systems. Flowers Bakeries has completed the remediation phase of its critical systems. Flowers Bakeries has begun the testing and implementation phases. These phases run concurrently for different systems. As of April 1999, Flowers Bakeries has completed 75% of its testing. Completion of the testing phase for all significant systems is expected by July 1999, with all remediation and implementation of systems expected to be fully tested and operational by August 1999.

Flowers Bakeries has also engaged a consultant (the "Consultant") to inventory and assess all of its critical computer hardware. The inventory has been completed and non-compliant systems will either be remediated or replaced. The assessment of the operating equipment with embedded chips or software is 95% complete as of April 1999. Flowers Bakeries has contracted with the Consultant for the purposes of conducting the inventory and providing assistance with the remediation effort. The expected completion date of remediation is July 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Flowers Bakeries has completed approximately 80% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by August 1999.

The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue is 80% complete for systems that directly interface with Flowers Bakeries as of April 1999. Flowers Bakeries expects to complete surveying all third parties by August 1999. Flowers Bakeries expects to complete the testing phase for systems interface work by August 1999. Flowers Bakeries has queried its significant suppliers that do not share information systems with Flowers Bakeries (external agents). To date, Flowers Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Flowers Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Flowers Bakeries. The effect of noncompliance by external agents is not determinable by Flowers Bakeries. As Flowers Bakeries produces and distributes fresh baked products daily, detailed contingency plans are being put in place in an effort to ensure Flowers Bakeries is prepared to handle any possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario. These plans are expected to be complete by August 1999.

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

Mrs. Smith's Bakeries has also engaged a consultant (the "Consultant") to inventory and assess all of its critical computer hardware. The inventory has been completed and non-compliant systems will either be remediated or replaced. The assessment of the operating equipment with embedded chips or software has been completed. Mrs. Smith's Bakeries has contracted with the Consultant for the purposes of conducting the inventory and providing assistance with the remediation effort. The expected completion date of remediation is August 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Mrs. Smith's Bakeries has completed approximately 70% of the testing of remediation of its operating equipment.
Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by August 1999.

The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue has been completed for both systems that directly interface with Mrs. Smith's Bakeries and for all other material exposure. Mrs. Smith's Bakeries completed surveying all third parties in January 1999. Mrs. Smith's Bakeries has completed remediation efforts on the systems and is 60% complete with the testing and implementation phases. Mrs. Smith's Bakeries expects to complete the testing phase for systems interface work by June 1999. Mrs. Smith's Bakeries has queried its significant suppliers that do not share information systems with Mrs. Smith's Bakeries (external agents). To date, Mrs. Smith's Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Mrs. Smith's Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Mrs. Smith's Bakeries. The effect of noncompliance by external agents is not determinable by Mrs. Smith's Bakeries. As Mrs. Smith's Bakeries produces and distributes fresh and frozen baked products, detailed contingency plans are being put in place in an effort to ensure Mrs. Smith's Bakeries is prepared to handle any possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario. These plans are expected to be complete by August 1999.


Keebler

Keebler has completed a comprehensive review of its computer systems and non-information technology systems to identify potential Year 2000 issues. As Keebler has implemented the SAP R/3 Enterprise Wide Information Systems and Manugistics software, both of which were developed/purchased as Year 2000 compliant, management does not anticipate that the impact of Year 2000 issues on its business will be material. Additionally, secondary information systems, which are not material to Keebler's ability to forecast, manufacture or deliver product, have been reviewed and Year 2000 issues identified. Currently, Keebler is in the process of correcting or upgrading these systems and intends to be Year 2000 compliant on all critical systems before the end of the third quarter of 1999. Keebler has submitted a comprehensive questionnaire to its material vendors and suppliers in an effort to verify that they will be Year 2000 compliant and to identify any problem areas with these groups. Although the results of the questionnaire indicated that material vendors and suppliers intend to be Year 2000 compliant before the end of 1999, they were not able to provide any assurances. Currently, Keebler is in the process of developing a contingency plan to address any potential Year 2000 failures caused by a third party. While there is no assurance that third parties will convert their systems in a timely manner and that they will be compatible with Keebler's systems, management believes these risks will be minimized due to the procedures related to third parties discussed above and the development of a contingency plan.

Keebler completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Year 2000 issues for this subsidiary. Many of the Year 2000 risks at President will be mitigated through the implementation of the SAP R/3 Enterprise Wide Information Systems and Manugistics software at the President facilities. Management expects this implementation to be completed before the end of the third quarter of 1999.

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

Summary

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Plan is estimated at $6 to $7 million and is being funded through operating cash flow and expensed as incurred. To date, the Company has expended approximately $3.8 million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification projects, the development of the plan for the purchase of new systems and system modifications.

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

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's compliance with the Year 2000 Issue on its primary business information systems, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. However, contingency plans are being developed by Flowers Bakeries and Mrs. Smith's Bakeries, as discussed above. With regard to Keebler, if a significant risk related to Year 2000 compliance or a delay in the anticipated schedule for compliance occurs, then Keebler will also develop contingency plans as deemed necessary at that time.

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" set forth elsewhere herein.


Forward-Looking Statements:

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


In the normal course of business, the Company is exposed to commodity price and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The Company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading purposes. The Company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The Company's accounting policy related to financial instruments is further described in Note 4 of Notes to Consolidated Financial Statements.

Commodity Price Risk

The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in order to provide a predictable and consistent commodity price, reducing the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. Based on the Company's derivative portfolio as of April 24, 1999, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $12.1 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the portfolio would be substantially offset by increases in the fair value of those hedged items.

Interest Rate Risk

The Company manages its exposure to interest rate risk primarily through the use of a combination of fixed to floating rate debt, as well as interest rate swap agreements, in order to reduce overall interest costs. Keebler has entered into interest rate swap agreements on both its fixed and floating rate debt. A sensitivity analysis was prepared as of January 2, 1999 to estimate the Company's exposure to interest rate risk. As interest rates have not fluctuated materially from year end and the composition of the Company's debt has not materially changed since year end, the sensitivity analysis as of January 2, 1999 remains a valid estimate.

                           PART II. OTHER INFORMATION

Item 5. Other Information - Information regarding each of the Company's segments' operations for each quarter of fiscal 1998 is as follows (amounts in thousands):

                                     FOR THE 16                                                            FOR THE 52
                                    WEEKS ENDED                   FOR THE 12 WEEKS ENDED                  WEEKS ENDED
                                    -----------       ---------------------------------------------       -----------
                                      APRIL 25,        JULY 18,       OCTOBER 10,        JANUARY 2,       JANUARY 2,
                                        1998             1998            1998              1999              1999
                                    -----------       ---------       -----------       -----------       -----------
Sales:
   Flowers Bakeries                 $   285,958       $ 225,870       $   221,795       $   216,247       $   949,870
   Mrs. Smith's Bakeries                180,877         137,091           156,350           198,503           672,821
   Keebler                              636,746         490,042           499,897           599,795         2,226,480
   FII                                     (550)              0                 0               893               343
   Eliminations (1)                     (25,997)        (16,579)          (15,258)          (15,219)          (73,053)
                                    -----------       ---------       -----------       -----------       -----------
                                    $ 1,077,034       $ 836,424       $   862,784       $ 1,000,219       $ 3,776,461
                                    ===========       =========       ===========       ===========       ===========
Depreciation and Amortization:
   Flowers Bakeries                 $    10,527       $   8,215       $     7,989       $     6,756       $    33,487
   Mrs. Smith's Bakeries                  5,405           4,436             4,747             4,088            18,676
   Keebler                               16,236          15,313            14,934            22,642            69,125
   FII                                    2,028           1,574             1,582             2,293             7,477
                                    -----------       ---------       -----------       -----------       -----------
                                    $    34,196       $  29,538       $    29,252       $    35,779       $   128,765
                                    ===========       =========       ===========       ===========       ===========
Income from Operations:
  Flowers Bakeries                  $    19,995       $  17,602       $    15,987       $    22,195       $    75,779
  Mrs. Smith's Bakeries                  10,056           9,832            16,102             9,865            45,855
  Keebler                                31,676          38,180            57,251            72,784           199,891
  FII                                    (5,750)         (5,380)           (6,221)           (3,472)          (20,823)
  Non-recurring charge (2)                    0               0            (2,453)          (65,860)          (68,313)
                                    -----------       ---------       -----------       -----------       -----------
                                    $    55,977       $  60,234       $    80,666       $    35,512       $   232,389
                                    ===========       =========       ===========       ===========       ===========


(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.

(2) Represents asset impairments at Keebler of $2.5 million in the third quarter of fiscal 1998 and a non-recurring charge for asset impairments and restructuring costs in the fourth quarter of fiscal 1998 of $32.2 million, $32.3 million and $1.4 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively.

Item 6.    Exhibits and Reports on Form 8-K


     (a)   Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K - The Company has filed no reports on Form 8-K from January 3, 1999 through the date of this filing.

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



                                    FLOWERS INDUSTRIES, INC.





                                    /s/ Amos R. McMullian
                                    ------------------------------------
                                    By:  Amos R. McMullian
                                           Chairman of the Board




                                    /s/ Jimmy M. Woodward
                                    ------------------------------------
                                    By:  Jimmy M. Woodward
                                            Vice President and
                                            Chief Administrative Officer
                                            Chief Accounting Officer







June 8, 1999
------------
   Date