Form 10-Q
period 1999-07-17
FLOWERS INDUSTRIES INC /GA
filed 1999-08-31
CIK 826227

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 31, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE PERIOD ENDED JULY 17, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-9787

                            FLOWERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-0244940
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
       incorporation or organization)

  1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA                        31757
  (Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     [ ]     No     [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS                                            OUTSTANDING AT AUGUST 27, 1999
-------------------                                            ------------------------------
Common Stock, $.625 Par Value                                      100,241,649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FLOWERS INDUSTRIES, INC.

                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements........................................    1
                   Consolidated Balance Sheet at July 17, 1999 and January 2,
                     1999......................................................    1
                   Consolidated Statement of Income for the Twelve and
                     Twenty-Eight Weeks Ended July 17, 1999 and July 18,
                     1998......................................................    2
                   Consolidated Statement of Cash Flows for the Twenty-Eight
                     Weeks Ended July 17, 1999 and July 18, 1998...............    3
                   Notes to Consolidated Financial Statements..................    4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................    8
          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................   16

PART II.  OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Security Holders.........   17
          Item 5.  Other Information...........................................   18
          Item 6.  Exhibits and Reports on Form 8-K............................   18

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FLOWERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)

                                                                JULY 17,        JANUARY 2,
                                                                  1999             1999
                                                              -------------   ---------------
                                                               (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   37,225       $   56,965
  Accounts and notes receivable, net........................      179,362          268,084
  Inventories, net..........................................      274,634          297,593
  Deferred income taxes.....................................       74,958           76,327
  Other.....................................................      115,961           84,276
                                                               ----------       ----------
                                                                  682,140          783,245
                                                               ----------       ----------
Property, Plant and Equipment:
  Land......................................................       48,514           49,874
  Buildings.................................................      329,715          339,342
  Machinery and equipment...................................      790,348          816,495
  Furniture, fixtures and transportation equipment..........      124,240          116,219
  Construction in progress..................................      219,513           96,288
                                                               ----------       ----------
                                                                1,512,330        1,418,218
  Less: accumulated depreciation............................     (471,213)        (430,516)
                                                               ----------       ----------
                                                                1,041,117          987,702
                                                               ----------       ----------
Other Assets................................................       91,234           86,510
                                                               ----------       ----------
Cost in Excess of Net Tangible Assets, net..................      989,181        1,003,443
                                                               ----------       ----------
                                                               $2,803,672       $2,860,900
                                                               ==========       ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Commercial paper..........................................   $   98,067       $   74,870
  Current maturities of long-term debt......................       47,006          120,479
  Accounts payable..........................................      204,043          227,749
  Facility closing costs and severance......................       39,444           23,670
  Other accrued liabilities.................................      327,338          314,270
                                                               ----------       ----------
                                                                  715,898          761,038
                                                               ----------       ----------
Long-Term Debt..............................................    1,057,422        1,038,998
                                                               ----------       ----------
Other Liabilities:
  Deferred income taxes.....................................      174,522          182,244
  Postretirement/postemployment obligations.................       64,064           63,754
  Facility closing costs and severance......................       40,503           41,331
  Other.....................................................       58,780           52,915
                                                               ----------       ----------
                                                                  337,869          340,244
                                                               ----------       ----------
Minority Interest...........................................      149,306          147,659
                                                               ----------       ----------
Stockholders' Equity:
  Common stock par value $.625, authorized 350,000,000
    shares, issued 100,860,838 and 100,202,414 shares,
    respectively............................................       63,038           62,627
  Capital in excess of par value............................      286,277          274,255
  Retained earnings.........................................      234,392          262,531
  Common stock in treasury, 618,340 and 381,366 shares,
    respectively............................................      (11,837)          (6,762)
  Stock compensation related adjustments....................      (28,693)         (19,690)
                                                               ----------       ----------
                                                                  543,177          572,961
                                                               ----------       ----------
                                                               $2,803,672       $2,860,900
                                                               ==========       ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   FOR THE 12 WEEKS ENDED   FOR THE 28 WEEKS ENDED
                                                   ----------------------   -----------------------
                                                   JULY 17,     JULY 18,     JULY 17,     JULY 18,
                                                     1999         1998         1999         1998
                                                   ---------    ---------   ----------   ----------
Sales............................................  $942,963     $836,424    $2,247,476   $1,913,458
Materials, supplies, labor and other production
  costs..........................................   443,928      375,052     1,051,872      861,342
Selling, marketing and administrative expenses...   434,505      371,600       995,799      872,171
Depreciation and amortization....................    32,808       29,538        73,259       63,734
Non-recurring charge.............................    69,208           --        69,208           --
                                                   --------     --------    ----------   ----------
Income (loss) from operations....................   (37,486)      60,234        57,338      116,211
Interest expense, net............................    18,102       13,348        44,055       32,493
                                                   --------     --------    ----------   ----------
Income (loss) before income taxes, minority
  interest and cumulative effect of a change in
  accounting principle...........................   (55,588)      46,886        13,283       83,718
Income tax expense (benefit).....................   (18,271)      19,675        11,113       35,161
                                                   --------     --------    ----------   ----------
Income (loss) before minority interest and
  cumulative effect of a change in accounting
  principle......................................   (37,317)      27,211         2,170       48,557
Minority interest................................     9,582       (8,744)       (5,070)     (15,062)
                                                   --------     --------    ----------   ----------
Income (loss) before cumulative effect of a
  change in accounting principle.................   (27,735)      18,467        (2,900)      33,495
Cumulative effect of a change in accounting
  principle, net of tax benefit..................        --           --            --       (3,131)
                                                   --------     --------    ----------   ----------
Net income (loss)................................  $(27,735)    $ 18,467    $   (2,900)  $   30,364
                                                   ========     ========    ==========   ==========
Net Income (Loss) Per Common Share:
Basic:
  Income (loss) before cumulative effect of a
     change in accounting principle..............  $  (0.28)    $   0.19    $    (0.03)  $     0.36
  Cumulative effect of a change in accounting
     principle, net of tax benefit...............        --           --            --        (0.04)
                                                   --------     --------    ----------   ----------
  Net income (loss) per share....................  $  (0.28)    $   0.19    $    (0.03)  $     0.32
                                                   ========     ========    ==========   ==========
  Weighted average shares outstanding............   100,039       97,548        99,976       93,835
                                                   ========     ========    ==========   ==========
Diluted:
  Income (loss) before cumulative effect of a
     change in accounting principle..............  $  (0.28)    $   0.19    $    (0.03)  $     0.36
  Cumulative effect of a change in accounting
     principle, net of tax benefit...............        --           --            --        (0.04)
                                                   --------     --------    ----------   ----------
  Net income (loss) per share....................  $  (0.28)    $   0.19    $    (0.03)  $     0.32
                                                   ========     ========    ==========   ==========
  Weighted average shares outstanding............   100,376       98,002       100,339       94,296
                                                   ========     ========    ==========   ==========
Cash Dividends Paid Per Common Share.............  $ 0.1275     $ 0.1175    $   0.2525   $   0.2325
                                                   ========     ========    ==========   ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE 28 WEEKS ENDED
                                                                ----------------------
                                                                JULY 17,     JULY 18,
                                                                  1999         1998
                                                                ---------    ---------
Cash flows provided by operating activities:
  Net income (loss).........................................    $  (2,900)   $  30,364
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Minority interest.......................................        5,070       15,062
    Depreciation and amortization...........................       73,259       63,734
    Non-recurring charge....................................       46,071           --
    Deferred income taxes...................................       (6,567)      (5,555)
    Cumulative effect of a change in accounting principle...           --        3,131
    Other...................................................        6,908           87
  Changes in assets and liabilities, net of acquisitions:
    Accounts and notes receivable, net......................      (16,351)     (21,487)
    Inventories, net........................................       23,102      (55,739)
    Other assets............................................      (32,405)         533
    Accounts payable and other accrued liabilities..........       (3,814)      11,162
    Income taxes payable....................................           --        5,801
    Facility closing costs and severance....................       13,086         (488)
                                                                ---------    ---------
Net cash provided by operating activities...................      105,459       46,605
                                                                ---------    ---------
Cash flows disbursed for investing activities:
  Purchase of property, plant and equipment.................     (140,831)     (50,277)
  Acquisition of majority interest in Keebler...............           --     (285,203)
  Acquisition of other businesses...........................      (11,852)     (29,439)
  Other.....................................................        2,276         (155)
                                                                ---------    ---------
Net cash disbursed for investing activities.................     (150,407)    (365,074)
                                                                ---------    ---------
Cash flows from financing activities:
  Common stock offering proceeds, net of underwriters'
    discount and offering costs.............................           --      187,930
  Dividends paid............................................      (25,239)     (21,895)
  Treasury stock purchases..................................      (16,952)      (3,987)
  Stock compensation and warrants exercised.................        4,163       20,305
  Proceeds from receivables securitization..................      106,000           --
  Debentures proceeds.......................................           --      199,417
  Debentures issuance costs.................................           --       (1,750)
  Increase in commercial paper..............................       23,197       21,249
  Net debt repayments.......................................      (65,961)      (7,764)
                                                                ---------    ---------
Net cash provided by financing activities...................       25,208      393,505
                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents........      (19,740)      75,036
Cash and cash equivalents at beginning of period............       56,965        3,866
                                                                ---------    ---------
Cash and cash equivalents at end of period..................    $  37,225    $  78,902
                                                                =========    =========
Schedule of noncash investing and financing activities:
  Stock compensation transactions...........................    $  12,204    $   9,049
                                                                =========    =========
  Stock issued for acquisition..............................    $      --    $  40,000
                                                                =========    =========
  Note payable issued for purchase of equipment.............    $   5,347    $      --
                                                                =========    =========

         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Definitions. As used in this filing, unless the context otherwise indicates, (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler, and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

     Interim Financial Statements. The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 17, 1999 and January 2, 1999, the results of operations for the twelve and twenty-eight week periods ended July 17, 1999 and July 18, 1998 and statement of cash flows for the twenty-eight weeks ended July 17, 1999 and July 18, 1998. The results of operations for the twelve and twenty-eight week periods ended July 17, 1999 and July 18, 1998, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

     Reporting Periods. The Company's quarterly reporting periods for fiscal 1999 are as follows: first quarter ended April 24, 1999 (sixteen weeks), second quarter ended July 17, 1999 (twelve weeks), third quarter ending October 9, 1999 (twelve weeks) and fourth quarter ending January 1, 2000 (twelve weeks).

     Reclassifications. Certain reclassifications of prior period information have been made to conform with the current period presentation.

2. INVENTORIES

                                                              JULY 17,    JANUARY 2,
                                                                1999         1999
                                                              ---------   -----------
                                                              (AMOUNTS IN THOUSANDS)
Inventories, net:
  Raw materials.............................................  $ 64,589     $ 54,739
  Packaging materials.......................................    28,847       27,056
  Finished goods............................................   177,231      207,620
  Other.....................................................     3,967        8,178
                                                              --------     --------
                                                              $274,634     $297,593
                                                              ========     ========

                            FLOWERS INDUSTRIES, INC.

3. NET INCOME PER COMMON SHARE

     Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method. The following table reconciles the numerator and denominator used in the computation of basic and diluted net income (loss) per share (amounts in thousands):

                                                 FOR THE 12 WEEKS      FOR THE 28 WEEKS
                                                       ENDED                 ENDED
                                                -------------------   -------------------
                                                JULY 17,   JULY 18,   JULY 17,   JULY 18,
                                                  1999       1998       1999       1998
                                                --------   --------   --------   --------
Numerator:
  Income (loss) before cumulative effect of a
     change in accounting principle...........  $(27,735)  $18,467    $(2,900)   $33,495
  Cumulative effect of a change in accounting
     principal, net of tax benefit............        --        --         --     (3,131)
                                                --------   -------    -------    -------
  Net income (loss)...........................  $(27,735)  $18,467    $(2,900)   $30,364
                                                ========   =======    =======    =======
Denominator:
  Basic weighted average shares...............   100,039    97,548     99,976     93,835
  Effect of dilutive securities:
     Stock options............................       337       454        363        461
                                                --------   -------    -------    -------
  Diluted weighted average shares.............   100,376    98,002    100,339     94,296
                                                ========   =======    =======    =======

4. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes. As of July 17, 1999, the Company had entered into various arrangements that allow the Company to engage in commodity price and interest rate agreements based on fixed and floating commodity prices and interest rates, respectively.

     The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. For the twelve weeks ended July 17, 1999 and July 18, 1998, losses of $3.4 million and $3.6 million were recorded, respectively. For the twenty-eight weeks ended July 17, 1999 and July 18, 1998, losses of $6.6 million and $4.6 million were recorded, respectively. The losses were substantially offset by opposite movements in the cost of the underlying hedged item. Gains and losses on agreements which do not qualify as hedges are marked to market and recognized immediately as other income or expense, which is included in sales; as these agreements are closed, any gains or losses are also recognized as other income or expense. For the twelve weeks ended July 17, 1999 and July 18, 1998, losses of $.6 million and $0 million were recorded, respectively. Losses of $1.5 million and $.6 million were recorded for the twenty-eight weeks ended July 17, 1999 and July 18, 1998, respectively. At July 17, 1999, the Company had approximately $110.2 million of commitments outstanding related to commodity derivative financial instruments.

     Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional

                            FLOWERS INDUSTRIES, INC.

amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. At July 17, 1999, the notional amount of interest rate swap agreements outstanding was $521.5 million.

5. NON-RECURRING CHARGE

     As part of the continuing process of integrating President International, Inc. ("President") into Keebler's operations, on May 14, 1999, Keebler announced the decision to close its Sayreville, New Jersey, production facility due to excess capacity within its 18-plant production network. As a result, a pre-tax non-recurring charge of $69.2 million was recorded in the second quarter ended July 17, 1999. The non-recurring charge included approximately $23.1 million of severance and other exit costs related to the Sayreville facility. The remaining $46.1 million was noncash asset impairment charges related to writing down the Sayreville property, plant and equipment, as well as equipment at other locations, to net realizable value, less cost to sell, and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Approximately 650 employees will be terminated as a result of the Sayreville closure, of which approximately 600 employees are represented by unions. As of July 17, 1999, approximately 460 employees under union contract had been terminated and approximately $3.2 million had been spent related to severance and other exit costs from the Sayreville facility closing. The exit activities are expected to be substantially complete by the end of the third quarter of fiscal 1999.

6. SEGMENT REPORTING

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 -- "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. This statement established new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. As required by SFAS 131, the Company has restated the prior periods for comparability.

     The Company has three reportable segments: Flowers Bakeries, Mrs. Smith's Bakeries and Keebler. Flowers Bakeries produces fresh and frozen breads and rolls, Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls, and Keebler produces a full line of cookies and crackers. The segments are managed as strategic business units due to their distinct production processes and marketing strategies.

                            FLOWERS INDUSTRIES, INC.

     The Company evaluates each segment's performance based on income from operations (income or loss before interest and income taxes, excluding FII's and other unallocated expenses and non-recurring charges). Information regarding the operations in these reportable segments is as follows (amounts in thousands):

                                            FOR THE 12 WEEKS ENDED          FOR THE 28 WEEKS ENDED
                                         -----------------------------   -----------------------------
                                         JULY 17, 1999   JULY 18, 1998   JULY 17, 1999   JULY 18, 1998
                                         -------------   -------------   -------------   -------------
Sales:
  Flowers Bakeries.....................    $231,434        $225,870       $  526,568      $  511,828
  Mrs. Smith's Bakeries................     140,898         137,091          321,544         317,968
  Keebler..............................     587,847         490,042        1,439,880       1,126,788
  FII..................................        (646)             --           (1,500)           (550)
  Elimination(1).......................     (16,570)        (16,579)         (39,016)        (42,576)
                                           --------        --------       ----------      ----------
                                           $942,963        $836,424       $2,247,476      $1,913,458
                                           ========        ========       ==========      ==========
Depreciation and Amortization:
  Flowers Bakeries.....................    $  7,476        $  8,215       $   17,140      $   18,742
  Mrs. Smith's Bakeries................       4,005           4,436            9,221           9,841
  Keebler..............................      19,696          15,313           43,171          31,549
  FII..................................       1,631           1,574            3,727           3,602
                                           --------        --------       ----------      ----------
                                           $ 32,808        $ 29,538       $   73,259      $   63,734
                                           ========        ========       ==========      ==========
Income (Loss) from Operations:
  Flowers Bakeries.....................    $ 18,767        $ 17,602       $   39,279      $   37,597
  Mrs. Smith's Bakeries................     (28,020)          9,832          (17,148)         19,888
  Keebler..............................      48,732          38,180          119,377          69,856
  FII..................................      (7,757)         (5,380)         (14,962)        (11,130)
  Non-recurring charge.................     (69,208)             --          (69,208)             --
                                           --------        --------       ----------      ----------
                                           ($37,486)       $ 60,234       $   57,338      $  116,211
                                           ========        ========       ==========      ==========

---------------

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.

7. RECEIVABLES SECURITIZATION

     On January 29, 1999, Keebler entered into a Receivables Purchase Agreement (the "Agreement") to replace $75.0 million of debt held under a Bridge facility allowing funds to be borrowed at a lower cost to Keebler. The accounting for this Agreement is governed by SFAS No. 125 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler. All transactions occurring under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. As of July 17, 1999, a net $106.0 million of accounts receivable had been sold at fair value.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No.
133 -- "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. The statement requires all derivatives be recognized as either assets or liabilities in the balance sheet and the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard is effective for the Company's fiscal year 2001. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATTERS AFFECTING ANALYSIS

     During the second quarter of fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey, production facility due to excess capacity within Keebler's 18-plant production network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million, or $.25 per share after-tax and minority interest. The charge includes $46.1 million of noncash asset impairments and $23.1 million of severance and other exit costs related to the Sayreville facility.

     As a direct result of this plan, asset impairments were recorded to write-down the closed facility to net realizable value, less cost to sell, based on management's estimate of fair value. Also, as part of this plan, asset impairments were recorded to write-off certain other machinery and equipment currently held by Keebler and to reduce goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996, neither of which provides any future economic benefit. The intent is to dispose of or scrap such machinery and equipment by the end of fiscal 1999. Severance costs provide for the reduction of approximately 650 employees, and, as of July 17, 1999, approximately 460 employees had been severed. Ongoing costs, including, but not limited to, guard service, utilities, property taxes and preparing the facility for sale, primarily represent the other exit costs. Management anticipates that all significant actions related to the plan will be completed by the end of the third quarter of fiscal 1999.

     Mrs. Smith's Bakeries is in the midst of a major capital project involving 25 new or relocated and upgraded production lines at seven of Mrs. Smith's Bakeries' 11 operating facilities. This project is behind schedule due to delays in the receipt and installation of production equipment, the programming of production control software and the hiring and training of production employees. These delays have created less-than-anticipated production levels, a reduction in Mrs. Smith's Bakeries' original sales forecast, significant overruns in start-up costs, and large increases in promotional, administrative, and logistics costs. Mrs. Smith's Bakeries' realignment will negatively impact margins at Mrs. Smith's Bakeries in its seasonally heavy second half. Management expects this impact, while significant, to be temporary.

     Following a review of Mrs. Smith's Bakeries' business operations after the end of the Company's second quarter of fiscal 1999, the Company determined to recognize higher reserves than previously estimated for customer deductions previously believed to be collectible and trade promotions. The Company also revised estimates of the recoverable amount of certain out-of-code, damaged or discontinued inventory at Mrs. Smith's Bakeries. The conclusions reached by the Company relative to the ultimate realization of certain accounts receivable are based upon recent trends associated with Mrs. Smith's Bakeries' complex promotional and discount programs.

     These increased estimates, combined with the start-up costs being incurred as part of the massive production realignment at Mrs. Smith's Bakeries, will likely prevent Mrs. Smith's Bakeries from contributing to the Company's profitability for the year. The Company will have a clearer picture of Mrs. Smith's Bakeries' performance for the remainder of the year once the newly installed production lines are achieving anticipated production levels.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the twenty-eight weeks ended July 17, 1999 was $105.5 million. Negative net cash flow of $2.9 million resulted from a net loss for the twenty-eight weeks. Adding back to the net loss the noncash portion of the non-recurring charge at Keebler discussed above had a positive impact on cash flows. An increase in trade accounts receivable and the timing of payments of other accrued liabilities negatively impacted cash flows.

     Net cash disbursed for investing activities for the twenty-eight weeks ended July 17, 1999 of $150.4 million primarily consisted of capital expenditures of $42.1 million at Flowers Bakeries, $43.5 million at

Mrs. Smith's Bakeries and $49.8 million at Keebler. The capital expenditures were made principally to update and enhance production and distribution facilities, as well as management information systems.

     For the twenty-eight weeks ended July 17, 1999, net cash of $25.2 million was provided by financing activities. This was primarily attributable to proceeds of $106.0 million from the sale of certain accounts receivable at Keebler under the Receivables Purchase Agreement entered into on January 29, 1999 by Keebler. This increase was partially offset by the payment of dividends by FII and the purchase of treasury stock and debt payments by Keebler.

     At July 17, 1999, cash and cash equivalents were $37.2 million. Long-term debt was $1,057.4 million and current maturities of long-term debt were $145.1 million at July 17, 1999. Included in these amounts is debt of $500.1 million attributable to Keebler; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

     For the twenty-eight weeks ended July 17, 1999, dividends paid per share increased 9% to $.2525 from $.2325 paid for the comparable period in the prior year.

     FII owns a majority of the outstanding stock of Keebler and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII and due to restrictions on the payment of dividends in Keebler's existing credit facilities.

RESULTS OF OPERATIONS

     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight weeks ended July 17, 1999 and July 18, 1998, are set forth below:

                                                       FOR THE 12 WEEKS      FOR THE 28 WEEKS
                                                             ENDED                 ENDED
                                                      -------------------   -------------------
                                                      JULY 17,   JULY 18,   JULY 17,   JULY 18,
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
Sales...............................................   100.00%    100.00%    100.00%    100.00%
Gross margin........................................    52.92      55.16      53.20      54.99
Selling, marketing and administrative expenses......    46.08      44.43      44.31      45.58
Depreciation and amortization.......................     3.48       3.53       3.26       3.33
Non-recurring charge................................     7.34         --       3.08         --
Interest expense, net...............................     1.92       1.60       1.96       1.70
Income (loss) before income taxes, minority interest
  and cumulative effect of a change in accounting
  principle.........................................    (5.90)      5.61       0.59       4.38
Income tax expense (benefit)........................    (1.94)      2.35       0.49       1.84
Net income (loss)...................................    (2.94)%     2.21%      (.13)%     1.59%

  Twelve Weeks Ended July 17, 1999 Compared to Twelve Weeks Ended July 18, 1998

     Sales. For the twelve weeks ended July 17, 1999, sales were $943.0 million, or 13% higher than sales for the comparable period in the prior year, which were $836.4 million. Sales at Flowers Bakeries for the second quarter of fiscal 1999 were $231.4 million, an increase of 3% over sales of $225.9 reported a year ago. Volume contributed 2% of the increase, while product mix and pricing contributed 1%. Sales at Mrs. Smith's Bakeries for the second quarter of fiscal 1999, after excluding intersegment sales, increased 3% to $124.3 million from $120.5 million reported a year ago. This increase was primarily due to a 9% gain in frozen retail, deli/bakery and foodservice categories, offset by an 8% decline in fresh non-branded retail and co-pack sales of fresh snack products. Sales at Keebler for the second quarter of fiscal 1999 increased 20% to $587.8 million from $490.0 million reported a year ago. This increase is primarily the result of gains in the core Keebler branded product line, new product introductions, integration of the President International, Inc. ("President") business acquired in September of fiscal 1998 and continued improvements in the direct-to-store delivery system.

     Gross Margin. Gross margin for the second quarter of fiscal 1999 was $499.0 million, or 8% higher than gross margin reported a year ago, which was $461.4 million. As a percentage of sales, gross margin was 53% for the second quarter of fiscal 1999, compared to 55% for the second quarter of fiscal 1998. Flowers Bakeries' gross margin as a percentage of sales of 54% was unchanged for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Mrs. Smith's Bakeries' gross margin for the second quarter of fiscal 1999 was 29% of sales compared to 42% reported a year ago. This decrease is primarily the result of delays associated with a massive production realignment project consisting of the installation and start-up of 25 new or relocated and upgraded production lines. Mrs. Smith's Bakeries experienced start-up costs and unabsorbed overhead associated with this project in the second quarter of fiscal 1999. Management anticipates this trend to continue during the third and fourth quarters of fiscal 1999 as Mrs. Smith's Bakeries continues to implement this production realignment project, which is expected to be completed by the end of fiscal 1999. Increased sales of lower margin items and an increased reserve due to a change in the estimated recovery of certain out-of-code, damaged or discontinued inventory during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 also contributed to the decrease. Gross margin at Keebler declined slightly to 58% of sales during the second quarter of fiscal 1999 from 59% during the same period a year ago. This decrease was due primarily to the inclusion of President, whose products carry a higher cost structure, partially offset by increased productivity and efficiencies at Keebler's production facilities, cost reduction programs and lower ingredient and packaging costs.

     Selling, Marketing and Administrative Expenses. During the second quarter of fiscal 1999, selling, marketing and administrative expenses were $434.5 million, or 46% of sales as compared to $371.6 million, or 44% of sales reported a year ago. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to increased distribution costs as a result of higher-than-anticipated holiday foodservice sales and spending for its management information systems implementation. Mrs. Smith's Bakeries' selling, marketing and administrative expenses increased during the second quarter of fiscal 1999 as compared to the same period a year ago as a result of increased promotional costs, distribution costs, and administrative costs. These costs increased primarily due to higher promotional costs associated with Mrs. Smith's Bakeries higher-end retail business, where customers take deductions or allowances, in today's high velocity, electronically driven sales accounting world. With the implementation of SAP R/3 and sales tracking software, which is designed to better capture data regarding these deductions, Mrs. Smith's Bakeries should be better able to control these deductions. An increased reserve due to a change in estimate relating to the collectibility of these deductions was also a factor in the increase. The distribution and administrative costs are also higher due to the production realignment project discussed above. Management anticipates this trend to continue during the third and fourth quarters of fiscal 1999 as Mrs. Smith's Bakeries continues to implement these production realignment and computer programs. Keebler's selling, marketing and administrative expenses as a percentage of sales decreased during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 primarily due to savings gained on reduced distribution costs and synergies existing from the integration of President.

     Depreciation and Amortization. Depreciation and amortization expense was $32.8 million for the second quarter of fiscal 1999, an increase of 11% over the same period a year ago, which was $29.5 million. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President by Keebler and increased depreciation associated with capital improvements, partially offset by the benefit of reduced depreciation resulting from asset impairments recorded as part of the non-recurring charge in fiscal 1998.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest Expense. For the second quarter of fiscal 1999, interest expense was $18.1 million, an increase of 36% over the corresponding period in the prior year, which was $13.3 million. This increase is due primarily to interest on borrowings incurred to finance the acquisition of President by Keebler and on borrowings to partially fund capital improvement projects.

     Income (Loss) Before Income Taxes. Loss before income taxes was $55.6 million for the second quarter of fiscal 1999, a decrease of 219% compared to income of $46.9 million reported for the same period a year ago. This decrease is primarily the result of the $69.2 million non-recurring charge at Keebler, increased costs associated with the production realignment project and increased selling expenses at Mrs. Smith's Bakeries, all of which is discussed above.

     Income Taxes. For the second quarter of fiscal 1999, income taxes were a benefit of $18.3 million, compared to expense of $19.7 million reported for the comparable period in the prior year. The effective rate of the tax benefit was 33% of the pre-tax loss in the second quarter of fiscal 1999. The effective tax rate for the year to date was 84% of pre-tax income. Excluding the effect of non-deductible goodwill included in the Keebler non-recurring charge, the tax benefit for the second quarter and the tax expense year to date would have been approximately 43%.

     Net Income (Loss). Net loss for the second quarter of fiscal 1999 was $27.7 million, a decrease of 250% as compared to the $18.5 million net income reported a year ago. This decrease is due to the items discussed above.

  Twenty-Eight Weeks Ended July 17, 1999 Compared to Twenty-Eight Weeks Ended July 18, 1998

     Sales. For the twenty-eight weeks ended July 17, 1999, sales were $2,247.5 million, or 17% higher than sales for the same period a year ago, which were $1,913.5 million. Sales at Flowers Bakeries for the twenty-eight weeks of fiscal 1999 were $526.6 million, an increase of 3% over sales of $511.8 million reported a year ago. Volume contributed 2% of the increase, while product mix and pricing contributed 1%. Sales at Mrs. Smith's Bakeries for the twenty-eight weeks of fiscal 1999, after excluding intersegment sales, increased 3% to $282.5 million from $275.4 million reported a year ago. This increase was primarily due to a 10% gain in frozen retail, deli/bakery and foodservice categories, offset by a 10% decline in fresh non-branded retail and co-pack sales of fresh snack products. Sales at Keebler for the twenty-eight weeks of fiscal 1999 increased 28% to $1,439.9 million from $1,126.8 million reported a year ago. This increase is primarily due to gains in the core Keebler branded product line, new product introductions and the acquisition of President.

     Gross Margin. Gross margin for the twenty-eight weeks of fiscal 1999 was $1,195.6 million or 14% higher than gross margin reported a year ago, which was $1,052.1 million. As a percentage of sales, gross margin was 53% for the twenty-eight weeks of fiscal 1999, compared to 55% for the twenty-eight weeks of fiscal 1998. Flowers Bakeries' gross margin improved to 54% of sales for the twenty-eight weeks of fiscal 1999, compared to 53% of sales for the comparable period in the prior year. Improved volume, pricing and production efficiencies primarily contributed to the increase. Mrs. Smith's Bakeries' gross margin for the twenty-eight weeks of fiscal 1999 was 34% of sales compared to 41% reported a year ago. This decrease is primarily the result of delays associated with the massive production realignment project discussed in the twelve week analysis above, the increased inventory reserve discussed above and increased sales of lower margin items during the twenty-eight weeks of fiscal 1999 as compared to the twenty-eight weeks of fiscal 1998. Gross margin at Keebler declined to 57% of sales during the twenty-eight weeks of fiscal 1999 from 59% during the same period a year ago. This decrease was due primarily to the inclusion of President, whose products carry a higher cost structure, partially offset by increased productivity and efficiencies at Keebler's production facilities, cost reduction programs and lower ingredient and packaging costs.

     Selling, Marketing, and Administrative Expenses. During the twenty-eight weeks of fiscal 1999, selling, marketing and administrative expenses were $995.8 million, or 44% of sales as compared to $872.2 million, or 46% of sales reported a year ago. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to increased distribution costs and spending for its management information systems implementation. Mrs. Smith's Bakeries' selling, marketing, and administrative expenses increased during the twenty-eight weeks of fiscal 1999 as compared to the same period a year ago as a result of the same reasons discussed above in the twelve week analysis. Keebler's selling, marketing, and administrative expenses, as a percentage of sales, decreased during the twenty-eight weeks of fiscal 1999 as compared to the twenty-eight weeks of fiscal 1998 primarily due to savings gained on reduced distribution costs and synergies achieved in the integration of President.

     Depreciation and Amortization. Depreciation and amortization expense was $73.3 million for the twenty-eight weeks of fiscal 1999, an increase of 15% over the same period a year ago, which was $63.7 million. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President by Keebler and increased depreciation associated with capital improvements, partially offset by the benefit of reduced depreciation resulting from asset impairments recorded as part of the non-recurring charge in fiscal 1998.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest Expense. For the twenty-eight weeks of fiscal 1999, interest expense was $44.1 million, an increase of 36% over the corresponding period in the prior year, which was $32.5 million. This increase is due primarily to interest on borrowings incurred to finance the acquisition of President by Keebler and on borrowings to partially fund capital improvement projects.

     Income Before Income Taxes. Income before income taxes was $13.3 million for the twenty-eight weeks of fiscal 1999, a decrease of 84% compared to income of $83.7 million reported for the same period a year ago. This decrease is primarily the result of the non-recurring charge at Keebler, increased costs associated with the production realignment project and increased selling expenses at Mrs. Smith's Bakeries, all of which are discussed in the twelve week analysis above. The cost increases were somewhat offset by increased earnings as a result of the President acquisition by Keebler.

     Income Taxes. For the twenty-eight weeks of fiscal 1999, income taxes were $11.1 million, or 84% of pre-tax income, as discussed in the twelve week analysis above.

     Net Income (Loss). Net loss for the twenty-eight weeks of fiscal 1999 was $2.9 million, a decrease of 110% as compared to the $30.4 million of net income reported a year ago. This decrease is due primarily to the items discussed above, partially offset by a negative cumulative effect of a change in accounting principal of $3.1 million recorded in the first quarter of fiscal 1998. This cumulative effect was recorded as a result of the Company's early adoption of Statement of Position 98-5 -- "Reporting on the Costs of Start-up Activities".

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

  Flowers Bakeries

     With respect to information technology, Flowers Bakeries has completed its assessment of this risk area. This assessment indicated that most of Flowers Bakeries' significant information technology systems could be affected, particularly the general ledger, billing, payables, inventory and ordering systems. Flowers Bakeries has completed the remediation and testing phases of its critical systems and expects to complete the implementation phase by September 1999. To assess the remediation process of Flowers Bakeries' AS400 environment, including Hand Held Computers, a complete "end to end" test was conducted during the second quarter of fiscal 1999. The test incorporated the December 31, 1999 through January 1, 2000 and February 27, 2000 through March 1, 2000 timeframes. Testing encompassed production, distribution and administrative functions, beginning with daily orders continuing through delivery of the product. The overall success of the testing further indicates the risk factors for the Year 2000 are minimal for the AS400 environment.

     Additionally, Flowers Bakeries has engaged an independent consultant (the "Consultant") to inventory and assess all of its critical computer hardware. The inventory has been completed and non-compliant systems will either be remediated or replaced. The assessment of the operating equipment with embedded chips or software is 95% complete to date. Flowers Bakeries has contracted with the Consultant for the purposes of conducting the inventory and providing assistance with the remediation effort. The expected completion date of remediation is September 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Flowers Bakeries has completed approximately 90% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by September 1999.

     The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue is 90% complete for systems that directly interface with Flowers Bakeries as of August 1999. Flowers Bakeries expects to complete surveying all third parties and complete the testing phase for systems interface work by September 1999. Flowers Bakeries has queried its significant suppliers that do not share information systems with Flowers Bakeries (external agents). To date, Flowers Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Flowers Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Flowers Bakeries. The effect of noncompliance by external agents is not determinable by Flowers Bakeries. As Flowers Bakeries produces and distributes fresh baked products daily, detailed contingency plans are being put in place in an effort to ensure Flowers Bakeries is prepared to handle any possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario. These plans are expected to be complete by September 1999.

     In addition to the assessments discussed above, a different independent consulting firm is reviewing the adequacy, completeness and feasibility of Flowers Bakeries' programs to address the Year 2000 Issue. The consulting firm continues to provide recommendations that Flowers Bakeries is constantly assessing regarding improvements to its program and monitors Flowers Bakeries' execution of remediation efforts.

  Mrs. Smith's Bakeries

     With respect to information technology, Mrs. Smith's Bakeries has completed its assessment of this risk area. This assessment indicated that most of Mrs. Smith's Bakeries' significant information technology systems would not be affected. Mrs. Smith's Bakeries has recently completed a four-year project of installing a new enterprise-wide information technology system. This system is Year 2000 compliant and is responsible for running over 90% of the company's business processes. Mrs. Smith's Bakeries plans to perform similar "end to end" testing of its SAP environment, as discussed above for Flowers Bakeries' AS400 environment, in September 1999.

     Mrs. Smith's Bakeries has also engaged a consultant (the "Consultant") to inventory and assess all of its critical computer hardware. The inventory has been completed and non-compliant systems will either be remediated or replaced. The assessment of the operating equipment with embedded chips or software has been completed. Mrs. Smith's Bakeries has contracted with the Consultant for the purposes of conducting the inventory and providing assistance with the remediation effort. The expected completion date of remediation is September 1999. Testing of this equipment is more difficult than the testing of information technology systems; as a result, Mrs. Smith's Bakeries has completed approximately 90% of the testing of remediation of its operating equipment. Once testing is complete, the operating equipment should be compliant. Testing and implementation of affected equipment is expected to be complete by September 1999.

     The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue has been completed for both systems that directly interface with Mrs. Smith's Bakeries and for all other material exposure. Mrs. Smith's Bakeries completed surveying all third parties in January 1999. Mrs. Smith's Bakeries has completed remediation efforts on its systems and is 80% complete with the testing and implementation phases of its third-party vendors or customers' system interfaces. Mrs. Smith's Bakeries is continually assisting its third-party vendors or customers and expects to complete the testing and implementation phases for systems interface work by September 1999. Mrs. Smith's Bakeries has queried its significant suppliers that do not share information systems with Mrs. Smith's Bakeries (external agents). To date, Mrs. Smith's Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Mrs. Smith's Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Mrs. Smith's Bakeries. The effect of noncompliance by external agents is not determinable by Mrs. Smith's Bakeries. As Mrs. Smith's Bakeries produces and distributes fresh and frozen baked products, detailed contingency plans are being put in place in an effort to ensure Mrs. Smith's Bakeries is prepared to handle any possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario. These plans are expected to be complete by September 1999.

  Keebler

     Keebler has completed a comprehensive review of its computer systems and non-information technology systems to identify potential Year 2000 issues. As Keebler has implemented the SAP R/3 Enterprise Wide Information Systems and Manugistics software, both of which were developed/purchased as Year 2000 compliant, management does not anticipate that the impact of Year 2000 issues on its business will be material. In order to assess Year 2000 readiness, Keebler conducted a complete simulation of the SAP production environment during the second quarter of fiscal 1999 which incorporated the December 29, 1999 through January 4, 2000 and February 28, 2000 through March 2, 2000 timeframes. The overall success of the full production simulation is further indication that the risk factors for problems in the year 2000 are minimal for the SAP environment. Additionally, secondary information systems, which are not material to Keebler's ability to forecast, manufacture or deliver product, have been reviewed and Year 2000 issues identified. Currently, Keebler is in the process of correcting or upgrading these systems and intends to be Year 2000 compliant on all critical systems by October 1999.

     Keebler has submitted a comprehensive questionnaire to its material vendors and suppliers in an effort to verify that they will be Year 2000 compliant and to identify any problem areas with these groups. Although the results of the questionnaire indicated that material vendors and suppliers intend to be Year 2000 compliant before the end of fiscal 1999, they were not able to provide any assurances. Currently, Keebler is in the process of developing a contingency plan to address any potential Year 2000 failures caused by a third party and expects the plan to be finalized by October 1999. While there is no assurance that third parties will convert their systems in a timely manner and that they will be compatible with Keebler's systems, management believes these risks will be minimized due to the procedures related to third parties discussed above and the development of a contingency plan.

     Keebler completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Year 2000 issues for this subsidiary. Many of the Year 2000 risks at President will be mitigated through the implementation of the SAP R/3 Enterprise Wide Information Systems and Manugistics software at the President facilities. Management expects this implementation to be completed by October 1999.

     Based on the progress made to date in assessing its Year 2000 issues and its compliance with Year 2000 issues related to primary business information systems, Keebler does not foresee significant risks associated with its Year 2000 compliance at this time. However, Keebler is in the process of developing a comprehensive contingency plan to address potential critical Year 2000 issues. Keebler's proposal will include plans for such issues as utility outages, equipment failures, facility checks on January 1, 2000 and review of adequate stock levels. Keebler is also identifying activities that may be completed in advance of January 1, 2000. Keebler expects this contingency plan to be complete by October 1999.

     The information presented above sets forth the steps Keebler has taken to address Year 2000 issues. Keebler does not expect compliance with Year 2000 issues or the most reasonable likely worst case scenario and related contingency plan to have a material impact on its business, results of operations or financial condition.

  Summary

     The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Plan is estimated at $6 to $7 million and is being funded through operating cash flow and expensed as incurred. To date, the Company has expended approximately $4.3 million related to the assessment of, and preliminary efforts on, its Year 2000 modification projects, the development of the plan for the purchase of new systems and system modifications.

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

     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's compliance with the Year 2000 Issue on its primary business information systems, the Company does not foresee significant risks associated with its Year 2000 compliance on such systems at this time. However, contingency plans are being developed by Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, as discussed above.

     The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" set forth below.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, timing in having newly installed production lines at Mrs. Smith's Bakeries fully operative, changes in the Company's business strategies and other factors discussed herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMMODITY PRICE RISK

     The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in order to provide a predictable and consistent commodity price, reducing the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. Based on the Company's derivative portfolio as of July 17, 1999, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $12.4 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the portfolio would be substantially offset by increases in the fair value of those hedged items.

INTEREST RATE RISK

     The Company manages its exposure to interest rate risk primarily through the use of a combination of fixed to floating rate debt, as well as interest rate swap agreements, in order to reduce overall interest costs. Keebler has entered into interest rate swap agreements on both its fixed and floating rate debt. A sensitivity analysis was prepared as of January 2, 1999 to estimate the Company's exposure to interest rate risk. As interest rates have not fluctuated materially from year end and the composition of the Company's debt has not materially changed since year end, the sensitivity analysis as of January 2, 1999 remains a valid estimate. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the interest rate swap agreements would be substantially offset by increases in the fair value of those hedged items.

                          PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 28, 1999 in Thomasville, Georgia, for the following purposes:

          (1) To elect four (4) members to the Board of Directors to serve for three years or until their successor shall be elected and shall have qualified:

                                                                 FOR       WITHHELD
                                                              ----------   ---------
Edward L. Baker.............................................  81,099,279   8,702,249
G. Anthony Campbell.........................................  81,095,847   8,705,681
Jackie M. Ward..............................................  81,056,997   8,744,531
C. Martin Wood III..........................................  81,101,288   8,700,240

          (2) To consider and act upon a proposal to select
     PricewaterhouseCoopers LLP as independent accountants for the Company for fiscal 1999:

For.........................................................  89,664,014
Against.....................................................      54,647
Abstain.....................................................      82,867

ITEM 5.  OTHER INFORMATION

     Information regarding each of the Company's segments' operations for each quarter of fiscal 1998 is as follows (amounts in thousands):

                                        FOR THE 16                                          FOR THE 52
                                        WEEKS ENDED         FOR THE 12 WEEKS ENDED          WEEKS ENDED
                                        -----------   -----------------------------------   -----------
                                         APRIL 25,    JULY 18,   OCTOBER 10,   JANUARY 2,   JANUARY 2,
                                           1998         1998        1998          1999         1999
                                        -----------   --------   -----------   ----------   -----------
Sales:
  Flowers Bakeries....................  $  285,958    $225,870    $221,795     $  216,247   $  949,870
  Mrs. Smith's Bakeries...............     180,877     137,091     156,350        198,503      672,821
  Keebler.............................     636,746     490,042     499,897        599,795    2,226,480
  FII.................................        (550)         --          --            893          343
  Eliminations(1).....................     (25,997)    (16,579)    (15,258)       (15,219)     (73,053)
                                        ----------    --------    --------     ----------   ----------
                                        $1,077,034    $836,424    $862,784     $1,000,219   $3,776,461
                                        ==========    ========    ========     ==========   ==========
Depreciation and Amortization:
  Flowers Bakeries....................  $   10,527    $  8,215    $  7,989     $    6,756   $   33,487
  Mrs. Smith's Bakeries...............       5,405       4,436       4,747          4,088       18,676
  Keebler.............................      16,236      15,313      14,934         22,642       69,125
  FII.................................       2,028       1,574       1,582          2,293        7,477
                                        ----------    --------    --------     ----------   ----------
                                        $   34,196    $ 29,538    $ 29,252     $   35,779   $  128,765
                                        ==========    ========    ========     ==========   ==========
Income from Operations:
  Flowers Bakeries....................  $   19,995    $ 17,602    $ 15,987     $   22,195   $   75,779
  Mrs. Smith's Bakeries...............      10,056       9,832      16,102          9,865       45,855
  Keebler.............................      31,676      38,180      57,251         72,784      199,891
  FII.................................      (5,750)     (5,380)     (6,221)        (3,472)     (20,823)
  Non-recurring charge(2).............          --          --      (2,453)       (65,860)     (68,313)
                                        ----------    --------    --------     ----------   ----------
                                        $   55,977    $ 60,234    $ 80,666     $   35,512   $  232,389
                                        ==========    ========    ========     ==========   ==========

---------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 -- Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K -- The Company filed a report on Form 8-K on July 29, 1999 relating to a press release by the Company regarding its second quarter of fiscal 1999 earnings and the amendment of its $500.0 million Amended and Restated Credit Agreement dated as of January 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLOWERS INDUSTRIES, INC.

                                                 /s/ AMOS R. MCMULLIAN
                                          --------------------------------------
                                          By: Amos R. McMullian
                                            Chairman of the Board

                                                 /s/ JIMMY M. WOODWARD
                                          --------------------------------------
                                          By: Jimmy M. Woodward
                                            Vice President and
                                            Chief Administrative Officer
                                            Chief Accounting Officer

Date: August 31, 1999