Form 10-K/A
period 1999-01-02
FLOWERS INDUSTRIES INC /GA
filed 1999-10-07
CIK 826227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FORM 10-K/A REPORT

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                     PART II

ITEM NO.   6.   SELECTED FINANCIAL DATA.....................................    1
           7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION..........................    2
          7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK........................................................   11
           8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   12

                                     PART IV

ITEM NO.  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM
                8-K.........................................................   12

     Explanatory Note: This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K ("Form 10-K") of Flowers Industries, Inc. (the "Company") for the fiscal year ended January 2, 1999, includes additional disclosure items added to Items 6, 7, and 8. Specifically, additional disclosure was added in the "Information on Restructurings and Acquisitions," "Liquidity and Capital Resources" and "Matters Affecting Analysis" sections of Item 7 and Notes 1, 2, 7 and 12 of the Notes to Consolidated Financial Statements. These additional disclosure items have been added as a result of suggested additional disclosures received from the United States Securities and Exchange Commission in connection with a review of the Company's Form 10-K. In addition, the Company is filing new consents of PricewaterhouseCoopers LLP, an amended Schedule II Valuation and Qualifying Accounts, and financial statements of Keebler Foods Company for the fiscal year ended January 2, 1999.

               INCORPORATION OF CERTAIN INFORMATION BY REFERENCE

     The Registrant incorporates by reference into this Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999, certain portions of the Annual Report on Form 10-K of Keebler Foods Company for its fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 001-13705) (the "Keebler Form 10-K"), as follows:

                                                              ITEM OF FLOWERS ANNUAL
         ITEM OF KEEBLER ANNUAL REPORT                      REPORT ON FORM 10-K/A INTO
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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated historical financial data presented below as of and for the fiscal years 1998, transition period 1998, 1997, 1996, 1995 and 1994, have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The results of operations presented below are not necessarily indicative of results to be expected for any future period and should be read in conjunction with "Matters Affecting Analysis" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K/A.

                                                       FOR THE 27
                                     FOR THE 52       WEEKS ENDED                       FOR THE 52 WEEKS ENDED
                                     WEEKS ENDED       JANUARY 3,     -----------------------------------------------------------
                                   JANUARY 2, 1999        1998        JUNE 28, 1997   JUNE 29, 1996   JULY 1, 1995   JULY 2, 1994
                                   ---------------   --------------   -------------   -------------   ------------   ------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Sales............................    $3,776,461         $786,539       $1,441,253      $1,250,584      $1,139,954      $994,472
Materials, supplies, labor and
  other production costs.........     1,702,581          418,926          787,799         674,762         599,416       525,731
Selling, marketing and
  administrative expenses........     1,644,413          303,868          537,825         473,630         428,833       383,073
Depreciation and amortization....       128,765           26,930           45,970          40,848          36,604        34,110
Non-recurring charge.............        68,313               --               --              --              --            --
Interest expense, net............        68,725           11,796           25,109          13,004           7,086         4,318
Gain on sale of distributor notes
  receivable                                                               43,244
Income before income taxes,
  investment in unconsolidated
  affiliate, minority interest,
  extraordinary loss and
  cumulative effect of changes in
  accounting principles..........       163,664           25,019           87,794          48,340          68,015        47,240
Income taxes.....................        74,391            9,632           33,191          18,185          25,714        17,744
Income from investment in
  unconsolidated affiliate.......            --           18,061            7,721             613              --            --
Income before minority interest,
  extraordinary loss and
  cumulative effect of changes in
  accounting principles..........        89,273           33,448           62,324          30,768          42,301        29,496
Minority interest................       (43,305)              --               --              --              --            --
Income before extraordinary loss
  and cumulative effect of
  changes in accounting
  principles.....................        45,968           33,448           62,324          30,768          42,301        29,496
Extraordinary loss due to early
  extinguishment of debt, net of
  tax benefit and minority
  interest.......................          (938)              --               --              --              --            --
Cumulative effect of changes in
  accounting principles, net of
  tax benefit....................        (3,131)          (9,888)              --              --              --            --
Net income.......................    $   41,899         $ 23,560       $   62,324      $   30,768      $   42,301      $ 29,496
NET INCOME PER COMMON SHARE:
Basic:
  Income before extraordinary
    loss and cumulative effect of
    changes in accounting
    principles...................    $      .47         $    .38       $      .71      $      .35      $      .49      $    .35
  Extraordinary loss due to early
    extinguishment of debt, net
    of tax benefit and minority
    interest.....................          (.01)              --               --              --              --            --
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit..................          (.03)            (.11)              --              --              --            --
  Net income per common share....    $      .43         $    .27       $      .71      $      .35      $      .49      $    .35
  Weighted average shares
    outstanding..................        96,393           88,368           88,000          86,933          86,229        84,521
Diluted:
  Income before extraordinary
    loss and cumulative effect of
    changes in accounting
    principles...................    $      .47         $    .38       $      .71      $      .35      $      .49      $    .35
  Extraordinary loss due to early
    extinguishment of debt, net
    of tax benefit and minority
    interest.....................          (.01)              --               --              --              --            --
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit..................          (.03)            (.11)              --              --              --            --
  Net income per common share....    $      .43         $    .27       $      .71      $      .35      $      .49      $    .35
  Weighted average shares
    outstanding..................        96,801           88,773           88,401          87,211          86,438        84,784
BALANCE SHEET DATA:
  Total assets...................    $2,860,900         $898,880       $  898,187      $  849,443      $  655,921      $559,682
  Long-term debt.................     1,038,998          276,211          275,247         274,698         120,944        92,886
  Stockholders' equity...........       572,961          348,567          340,012         305,324         303,981       275,731

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

     Prior to September 1996, Flowers Bakeries sold its territories to independent distributors and financed such sales with ten year notes. In September 1996, Flowers Bakeries sold these notes, which totaled approximately $66.0 million, to a financial institution. Approximately $43.2 million of deferred pre-tax income was recognized. Subsequent to September 1996, all distributor loans have been made directly between the distributor and a financial institution. Pursuant to an agreement, Flowers Bakeries acts as the servicing agent for the financial institution and receives a fee for these services.

Information on Restructurings and Acquisitions

     The Company has undertaken a number of rationalizations and reorganizations of its operations, all of which are expected to be completed by the end of fiscal 1999. As a result of this reorganization and the resulting plant closures, production capability has been eliminated or transferred to other facilities. The purpose of the various reorganization plans was to realize long-term improved overall efficiencies and to reduce costs. However, management expects that there may be short-term inefficiencies as the rationalizations and reorganizations are completed.

     During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively), or $.45 per share after-tax. The charge includes $57.5 million of noncash asset impairments, $4.7 million of severance costs and $6.1 million of other related exit costs. The plan involves closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment designated for disposal. The plan included severance costs for 695 employees, and, as of January 2, 1999, 405 employees had been terminated. The remaining exit costs include ongoing costs, such as guard service, utilities and property taxes of the closed facilities until time of disposal. Management anticipates that all significant actions related to the plan will be completed as of the end of fiscal 1999. Additionally, the Company recorded an extraordinary loss of $.9 million, net of tax benefit and minority interest, related to the early extinguishment of debt, and $3.1 million, net of tax benefit, for a cumulative effect of a change in accounting principle related to the early adoption of Statement of Position 98-5 -- "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The effect of the above charges on fiscal 1998 net income was $.49 per share. Excluding the unusual charges, net income for fiscal 1998 was $.92 per share. Management anticipates the charges will result in operating savings of approximately $40.0 million over the next five years, principally from reduced depreciation of approximately $13.0 million and increased efficiencies and reduced employee expense of approximately $27.0 million.

     As part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of President in order to rationalize productivity and reduce costs and inefficiencies. These exit costs, for which there is no anticipated future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions of approximately 360 employees were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with the closing of seven production, sales or distribution facilities, which principally include noncancelable lease obligations and building maintenance costs of $5.7 million. Spending against the reserves established for the President acquisition for fiscal 1999 totaled $.1 million. Management's plan is expected to be substantially complete before the end of fiscal 1999, except for noncancelable lease obligations and building maintenance costs, which will conclude in fiscal 2006.

     As part of the acquisition of Mrs. Smith's Inc., Flowers recorded a purchase accounting reserve of $37.1 million as an increase to cost in excess of net tangible assets, in order to realign production and distribution at Mrs. Smith's Bakeries to reduce inefficiencies. The realignment involved the shutdown of a leased production facility. The reserve includes $27.6 million of noncancelable lease obligations and building maintenance costs, $2.1 million of severance costs, and $7.4 million of other exit costs, including health insurance, incremental workers' compensation costs and the costs associated with dismantling and disposing of equipment, at the closed facility. Under the plan, approximately 300 employees were to be and have been terminated. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998. Spending against the reserve totaled $4.1 million, $.6 million and $1.6 million in fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, respectively.

     As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs. Severance costs were estimated at $39.4 million for the approximate 1,400 employees anticipated to be terminated. As of the end of fiscal 1998, all had been terminated. The plan included the closure of its Atlanta, Georgia and Santa Fe Springs, California, production facilities, as well as 39 sales force and distribution facilities. Costs incurred related to the closing of production, distribution and sales force facilities, other than severance costs, included primarily noncancelable lease obligations and building maintenance costs of $31.2 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. As of January 4, 1998, the date FII began consolidating Keebler for financial reporting purposes, the remaining liability was $22.5 million, of which $20.2 million related to noncancelable lease obligations and building maintenance costs, $.3 million related to severance costs and $2.0 million related to other exit costs. All activity prior to that date occurred while FII accounted for its investment in Keebler in accordance with the equity method of accounting. Spending against the remaining reserves of $22.5 million totaled $7.7 million for fiscal 1998. In addition, during fiscal 1998, Keebler expensed an additional $2.8 million, principally for costs related to the closure of two distribution facilities not included in the original plan. Also during fiscal 1998, Keebler adjusted accruals previously established in the accounting for prior acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan is expected to be complete as of the end of fiscal 1999, with the exception of noncancelable lease obligations that continue through fiscal 2006.

     The Company's results of operations, expressed as a percentage of sales, are set forth below:

                                                           FOR THE 52 WEEKS ENDED
                                               ----------------------------------------------
                                               JANUARY 2,   JANUARY 3,    JUNE 28,   JUNE 29,
                                                  1999         1998         1997       1996
                                               ----------   -----------   --------   --------
                                                            (UNAUDITED)
Sales........................................    100.00%      100.00%      100.00%    100.00%
Gross margin.................................     54.92        47.61        45.34      46.04
Selling, marketing and administrative
  expenses...................................     43.54        38.26        37.31      37.48
Depreciation and amortization................      3.41         3.42         3.19       3.27
Non-recurring charge.........................      1.81
Interest expense, net........................      1.82         1.60         1.74       1.04
Income before income taxes, investment in
  unconsolidated affiliate, minority
  interest, extraordinary loss and cumulative
  effect of changes in accounting
  principles.................................      4.34         4.34         6.09       3.86
Income taxes.................................      1.97         1.65         2.30       1.45
Net income...................................      1.12%        3.72%        4.32%      2.46%

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

     Gross Margin. Gross margin for fiscal 1997 was $653.5 million, an increase of 13% over $575.8 million reported during fiscal 1996. This increase was primarily due to increased sales as discussed above and decreased ingredient and packaging costs during the fourth quarter of fiscal 1997.

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

     Income Before Income Taxes. Fiscal 1997 income before income taxes and investment in unconsolidated affiliate increased by 82% to $87.8 million from $48.3 million for fiscal 1996. This increase was due primarily to a gain of $43.2 million on the sale of Flowers Bakeries' distributor notes receivable, which occurred during the first quarter of fiscal 1997.

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

     Spending for facility closing and severance costs related to exit plans established in the Keebler, Sunshine, Mrs. Smith's Inc. and President acquisitions and the non-recurring charge is expected to be substantially complete as of the end of fiscal 1999, except for noncancelable lease payments and building maintenance costs that will continue through fiscal 2006. Management anticipates these cash requirements will be funded through operating cash flow.

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

     3. Exhibits

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 2        --   Stock Purchase and Stockholder's Agreement dated as of
               January 28, 1998 by and among Flowers, Bermore, Ltd, Artal
               Luxembourg, S.A. and Keebler (Incorporated by reference to the Company's Report on Form 8-K dated February 18, 1998,
               File No. 1-9787)
 3.1      --   Third Restated Articles of Incorporation (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended January 2, 1999, File No. 1-9787)
 3.2      --   Restated By-Laws, as of October 20, 1989 (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended June 27, 1992, File No. 1-9787)
 4.1      --   Rights Agreement dated as of April 2, 1999 between Flowers
               Industries, Inc. and First Union National Bank, as Rights
               Agent (Incorporated by reference to the Company's
               Registration Statement on Form 8-A filed April 2, 1999, File
               No. 1-9787)
10.1      --   Flowers Industries, Inc. Annual Executive Bonus Plan dated
               August 4, 1995 (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1995, File No. 1-9787)*
10.2      --   First Amendment to the Flowers Industries, Inc. Annual
               Executive Bonus Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.3      --   Flowers Industries, Inc. 401(k) Retirement Savings Plan
               (Incorporated by reference to the Company's Registration
               Statement on Form S-8 filed April 13, 1995, File No.
               33-91198)*
10.4      --   Severance Policy (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1989, File No. 1-9787)*
10.5      --   1982 Incentive Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.6      --   1989 Executive Stock Incentive Plan (Incorporated by
               reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.7      --   Amendment to the 1989 Executive Stock Incentive Plan, dated as of August 4, 1995 (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended July 1, 1995, File No. 1-9787)*
10.8      --   Second Amendment to Flowers Industries, Inc. 1989 Executive
               Stock Incentive Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.9      --   Flowers Industries, Inc. 1990 Supplemental Executive
               Retirement Plan (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended June
               30, 1990, File No. 1-9787)*
10.10     --   Flowers Industries, Inc. Nonemployee Directors' Equity Plan
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File
               No. 1-9787)*
10.11     --   Form of Separation Agreement between the Company and certain members of management of the Company* (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended January 2, 1999, File No. 1-9787)
10.12     --   Stock Purchase Agreement dated as of November 5, 1995,
               between INFLO Holdings Corporation and UB Investments
               (Netherlands) BV, as amended by agreement dated January 26,
               1996 (Incorporated by reference to the Company's Report on
               Form 8-K(A) dated April 10, 1996, File No. 1-9787)

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
10.13     --   Note Purchase Agreement dated as of December 20, 1995, among
               Flowers and the Purchasers named therein, as amended by
               First Amendment effective as of January 23, 1998, as further amended by Second Amendment effective as of March 12, 1998
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File
               No. 1-9787)
10.14     --   Acquisition Agreement dated as of May 1, 1996, among Flowers
               Industries, Inc., Mrs. Smith's Bakeries, a wholly-owned
               subsidiary of Flowers Industries, Inc., The J. M. Smucker
               Company, and Mrs. Smith's Inc., a wholly owned subsidiary of
               The J. M. Smucker Company (Incorporated by reference to the
               Company's Report on Form 8-K dated June 13, 1996, File No.
               1-9787)
10.15     --   $500,000,000 Amended and Restated Credit Agreement dated as of January 30, 1998, among Flowers, certain Banks listed
               therein, Wachovia Bank, N.A., as Agent, The Bank of Nova
               Scotia, as Documentation Agent and NationsBank, N.A. as
               Syndicating Agent (Incorporated by reference to the
               Company's Report on Form 8-K dated February 18, 1998, File
               No. 1-9787)
10.16     --   Indenture between Flowers Industries, Inc. and SunTrust
               Bank, Atlanta, as Trustee (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended January 2, 1999, File No. 1-9787)
10.17     --   Agreement dated as of May 5, 1997, between the Company and
               Heeth Varnedoe III (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 28, 1997, File No. 1-9787)*
11        --   Statement Re Computation of Per Share Earnings++
21        --   Subsidiaries of the Registrant++
23.1      --   Consent of PricewaterhouseCoopers LLP, Independent
               Accountants++
23.2      --   Consent of PricewaterhouseCoopers LLP, Independent
               Accountants++
27        --   Financial Data Schedule++
99.1      --   Portions of the Annual Report on Form 10-K for the fiscal
               year ended January 2, 1999 of Keebler Foods Company
               (Incorporated by reference to the Company's Annual Report on
               Form 10-K for the fiscal year January 2, 1999, File No.
               1-9787)
99.2      --   Financial Statements of Keebler Foods Company for the fiscal year ended January 2, 1999++

---------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.
++ Filed herewith.

b. Reports on Form 8-K:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October, 1999.

                                          FLOWERS INDUSTRIES, INC.

                                                 /s/ JIMMY M. WOODWARD

                                          --------------------------------------
                                                    Jimmy M. Woodward
                                                 Vice-President and Chief
                                                  Administrative Officer
                                                 Chief Accounting Officer

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

/s/  PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 2, 1999

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                         FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                                         WEEKS ENDED   WEEKS ENDED   -----------------------
                                                         JANUARY 2,    JANUARY 3,     JUNE 28,     JUNE 29,
                                                            1999          1998          1997         1996
                                                         -----------   -----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................  $3,776,461     $786,539     $1,441,253   $1,250,584
                                                         ----------     --------     ----------   ----------
Materials, supplies, labor and other production
  costs................................................   1,702,581      418,926        787,799      674,762
Selling, marketing and administrative expenses.........   1,644,413      303,868        537,825      468,695
Depreciation and amortization..........................     128,765       26,930         45,970       40,848
Non-recurring charge...................................      68,313
                                                         ----------     --------     ----------   ----------
Income from operations.................................     232,389       36,815         69,659       66,279
  Interest expense.....................................      72,840       12,144         25,691       13,671
  Interest (income)....................................      (4,115)        (348)          (582)        (667)
                                                         ----------     --------     ----------   ----------
Interest expense, net..................................      68,725       11,796         25,109       13,004
                                                         ----------     --------     ----------   ----------
Gain on sale of distributor notes receivable...........                                  43,244
Accrual for litigation settlement......................                                                4,935
                                                         ----------     --------     ----------   ----------
Income before income taxes, income from investment in
  unconsolidated affiliate, minority interest,
  extraordinary loss and cumulative effect of changes
  in accounting principles.............................     163,664       25,019         87,794       48,340
Income taxes...........................................      74,391        9,632         33,191       18,185
Income from investment in unconsolidated affiliate.....                   18,061          7,721          613
                                                         ----------     --------     ----------   ----------
Income before minority interest, extraordinary loss and
  cumulative effect of changes in accounting
  principles...........................................      89,273       33,448         62,324       30,768
Minority interest......................................     (43,305)
                                                         ----------     --------     ----------   ----------
Income before extraordinary loss and cumulative effect
  of changes in accounting principles..................      45,968       33,448         62,324       30,768
Extraordinary loss due to early extinguishment of debt,
  net of tax benefit and minority interest.............        (938)
Cumulative effect of changes in accounting principles,
  net of tax benefit...................................      (3,131)      (9,888)
                                                         ----------     --------     ----------   ----------
         Net income....................................  $   41,899     $ 23,560     $   62,324   $   30,768
                                                         ==========     ========     ==========   ==========
Net Income Per Common Share:
  Basic --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .47     $    .38     $      .71   $      .35
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...        (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................        (.03)        (.11)
                                                         ----------     --------     ----------   ----------
    Net income per common share........................  $      .43     $    .27     $      .71   $      .35
                                                         ==========     ========     ==========   ==========
    Weighted average shares outstanding................      96,393       88,368         88,000       86,933
                                                         ==========     ========     ==========   ==========
  Diluted --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .47     $    .38     $      .71   $      .35
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...        (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................        (.03)        (.11)
                                                         ----------     --------     ----------   ----------
    Net income per common share........................  $      .43     $    .27     $      .71   $      .35
                                                         ==========     ========     ==========   ==========
    Weighted average shares outstanding................      96,801       88,773         88,401       87,211
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
                                        ===========    =======     ========    ========   ===========   ========     ========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                                   WEEKS ENDED   WEEKS ENDED   ----------------------
                                                   JANUARY 2,    JANUARY 3,    JUNE 28,     JUNE 29,
                                                      1999          1998         1997         1996
                                                   -----------   -----------   ---------   ----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities:
Net income.......................................   $  41,899     $ 23,560     $ 62,324    $  30,768
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest..............................      42,537
  Income from investment in unconsolidated
     affiliate...................................                  (18,061)      (7,721)        (613)
  Depreciation and amortization..................     128,765       26,930       45,970       40,848
  Deferred income taxes..........................      (1,504)        (803)       1,506        3,494
  Gain on sale of distributor notes receivable...                               (43,244)
  Non-recurring charge...........................      68,313
  Loss due to early extinguishment of debt.......       1,706
  Cumulative effect of changes in accounting
     principles..................................       3,131        9,888
  Other..........................................      (1,486)                                (4,111)
Changes in assets and liabilities, net of
  acquisitions:
  Accounts and notes receivable, net.............     (10,773)      (2,282)       7,863      (17,742)
  Inventories, net...............................     (35,828)        (413)     (36,144)     (12,821)
  Other assets...................................     (53,486)      (1,495)      (2,242)      (1,650)
  Accounts payable and other accrued
     liabilities.................................      27,076      (16,658)     (13,199)      21,186
  Facility closing costs and severance...........      (9,798)        (577)      (1,606)
                                                    ---------     --------     --------    ---------
Net cash provided by operating activities........     200,552       20,089       13,507       59,359
                                                    ---------     --------     --------    ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment......    (140,275)     (32,857)     (77,510)     (75,542)
  Investment in unconsolidated affiliate.........                                            (61,352)
  Acquisition of majority interest in Keebler....    (285,203)
  Acquisition of President by Keebler............    (444,818)
  Acquisition of other businesses, net of
     divestitures................................     (28,992)      (5,532)         617      (26,884)
  Other..........................................       1,378        2,145           63       (6,485)
                                                    ---------     --------     --------    ---------
Net cash disbursed for investing activities......    (897,910)     (36,244)     (76,830)    (170,263)
                                                    ---------     --------     --------    ---------
Cash flows from financing activities:
  Common stock offering proceeds, net of
     underwriters discount and offering costs....     187,930
  Dividends paid.................................     (46,102)     (19,620)     (36,299)     (33,344)
  Treasury stock purchases.......................      (8,059)        (117)        (289)      (1,303)
  Stock compensation and warrants exercised......      20,744
  Debentures proceeds............................     199,417
  Debentures issuance costs......................      (1,750)
  Increase in commercial paper...................      21,364        7,713       40,792
  Increase in long-term debt.....................     376,913          965         (794)     138,754
  Distributor notes receivable proceeds..........                                65,954
                                                    ---------     --------     --------    ---------
Net cash provided by (disbursed for) financing
  activities.....................................     750,457      (11,059)      69,364      104,107
                                                    ---------     --------     --------    ---------
Net increase (decrease) in cash and cash
  equivalents....................................      53,099      (27,214)       6,041       (6,797)
Cash and cash equivalents at beginning of
  period.........................................       3,866       31,080       25,039       31,836
                                                    ---------     --------     --------    ---------
Cash and cash equivalents at end of period.......   $  56,965     $  3,866     $ 31,080    $  25,039
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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized either as assets or liabilities on the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard will be effective for the Company's fiscal year 2001. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

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

     On November 20, 1997, INFLO was merged into Keebler Corporation and subsequently changed its name to Keebler Foods Company.

     On February 3, 1998, FII acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving FII a majority ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). The aggregate purchase price of the additional interest in Keebler was approximately $312.4 million, including transaction expenses. The Keebler Acquisition was initially financed

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES through borrowings under FII's $500.0 million Syndicated Loan Facility. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of January 2, 1999. The acquisition of the majority interest resulted in FII consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date FII acquired the majority interest, were not materially different had the investment in Keebler been accounted for under the equity method, the method by which FII previously accounted for its investment in Keebler. The excess of the purchase price over the fair value of the net assets underlying the additional interest acquired, approximately $264.2 million, has been recorded as goodwill and is being amortized over forty years.

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

ACQUISITION OF MRS. SMITH'S INC.

     On May 31, 1996, Flowers acquired the trademark of Mrs. Smith's Inc., a producer and marketer of frozen pies, from the J.M. Smucker Company. Under the terms of the acquisition agreement, Flowers paid $30.0 million, which consisted of $15.0 million in cash at closing and a $15.0 million note payable. In addition, Flowers entered into ten year leases for the property, plant and equipment used in the business. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the acquired business have been included in the consolidated statement of income from the date of acquisition. As discussed in Note 7, during fiscal 1997, Flowers recorded a purchase accounting reserve of $37.1 million. Of this amount, $22.7 million was allocated to cost in excess of net tangible assets and $14.4 million was allocated to deferred tax assets.

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

OTHER ACQUISITIONS

     On January 30, 1998, Flowers Bakeries acquired the outstanding common stock of Franklin Baking Company ("Franklin") in Goldsboro, North Carolina. Franklin is a producer and marketer of fresh bakery

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES products primarily to supermarkets. On May 1, 1998, Mrs. Smith's Bakeries acquired the Pet-Ritz and Oronoque Orchard frozen dessert brands from Van de Kamp's, Inc. Both transactions have been accounted for as purchases, and accordingly, the results of operations are included in the consolidated statement of income from the date of acquisition. The Company does not consider the effects of either of the acquisitions significant for pro forma disclosure purposes. Additionally, Flowers acquired certain other businesses during fiscal 1996, fiscal 1997, the twenty-seven week transition period ended January 3, 1998 and fiscal 1998 which have been accounted for as purchases. These acquisitions are immaterial to the results of operations and financial condition of the Company.

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
                                                        ==========    ========    ========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

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

     In conjunction with the President acquisition on September 28, 1998, a term loan was extinguished by using $145.0 million of borrowings under the new Credit Facility. Keebler recorded a pre-tax extraordinary

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time the term loan was issued. The related after-tax charge, net of tax benefit and minority interest, was $.9 million.

     On October 23, 1996, pursuant to an exchange and registration rights agreement, Keebler registered its 10.75% Senior Subordinated Notes due 2006 (the "Notes") under the Securities Act of 1933 in exchange for previously held Increasing Rate Notes. The Notes were issued under an indenture dated June 15, 1996 between Keebler, Keebler's Restricted Subsidiaries (as defined in the indenture) and the U.S. Trust Company of New York, as trustee. The Notes are unsecured, senior subordinated obligations of Keebler guaranteed by the Restricted Subsidiaries. Interest on the Notes is paid semiannually on January 1 and July 1 of each year, commencing January 1, 1997. At Keebler's option, up to 35.0% of the aggregate original principal of the Notes can be redeemed at a redemption price of 110.0% on or prior to July 1, 1999 following a public equity offering. In addition, Keebler's ability to pay dividends or make other distributions on its common stock is limited by the terms of the indenture governing the Notes.

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

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

     As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment to be disposed of. Severance costs provide for the reduction of 695 employees, and, as of January 2, 1999, 405 employees had been severed. Ongoing costs, including, but not limited to, guard service, utilities and property taxes, of the

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES closed facilities until time of disposal primarily represent the other exit costs. Management anticipates that all significant actions related to the plan will be completed as of the end of fiscal 1999.

PURCHASE ACCOUNTING RESERVES

     As part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of President in order to rationalize productivity and reduce costs and inefficiencies. These exit costs, for which there is no anticipated future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions of approximately 360 employees were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with the closing of seven production, sales or distribution facilities, which principally include noncancelable lease obligations and building maintenance costs of $5.7 million. Spending against the reserves established for the President acquisition for fiscal 1999 totaled $.1 million. Management's plan is expected to be substantially complete before the end of fiscal 1999, except for noncancelable lease obligations and building maintenance costs, which will conclude in fiscal 2006.

     As part of the acquisition of Mrs. Smith's Inc., Flowers recorded a purchase accounting reserve of $37.1 million as an increase to cost in excess of net tangible assets, in order to realign production and distribution at Mrs. Smith's Bakeries to reduce inefficiencies. The realignment involved the shutdown of a leased production facility. The reserve includes $27.6 million of noncancelable lease obligations and building maintenance costs, $2.1 million of severance costs and $7.4 million of other exit costs, including health insurance, incremental workers' compensation costs and the costs associated with dismantling and disposing of equipment, at the closed facility. Under the plan, approximately 300 employees were to be and have been terminated. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998. Spending against the reserve totaled $4.1 million, $.6 million and $1.6 million in fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, respectively.

     As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs. Severance costs were estimated at $39.4 million for the approximate 1,400 employees anticipated to be terminated. As of the end of fiscal 1998, all had been terminated. The plan included the closure of its Atlanta, Georgia and Santa Fe Springs, California, production facilities, as well as 39 sales force and distribution facilities. Costs incurred related to the closing of production, distribution and sales force facilities, other than severance costs, included primarily noncancelable lease obligations and building maintenance costs of $31.2 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. As of January 4, 1998, the date FII began consolidating Keebler for financial reporting purposes, the remaining liability was $22.5 million, of which $20.2 million related to noncancelable lease obligations and building maintenance costs, $.3 million related to severance costs and $2.0 million related to other exit costs. All activity prior to that date occurred while FII accounted for its investment in Keebler in accordance with the equity method of accounting. Spending against the remaining reserves of $22.5 million totaled $7.7 million for fiscal 1998. In addition, during fiscal 1998, Keebler expensed an additional $2.8 million, principally for costs related to the closure of two distribution facilities not included in the original plan. Also during fiscal 1998, Keebler adjusted accruals previously established in the accounting for prior acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan is expected to be complete as of the end of fiscal 1999, with the exception of noncancelable lease obligations that continue through fiscal 2006.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Activity with respect to the non-recurring charge and purchase accounting reserves was as follows (amounts in thousands):

  Non-Recurring Charge:

Provision, fiscal 1998......................................  $68,313
Noncash asset impairments...................................  (57,489)
Severance costs.............................................   (3,217)
Other exit costs............................................      (94)
                                                              -------
          Balance at January 2, 1999........................  $ 7,513
                                                              =======

  Purchase Accounting Reserves:

Provision, fiscal 1997......................................  $37,136
Severance costs.............................................      (67)
Other exit costs............................................   (1,539)
                                                              -------
          Balance at June 28, 1997..........................   35,530
Severance costs.............................................     (316)
Other exit costs............................................     (261)
                                                              -------
          Balance at January 3, 1998........................   34,953
Keebler Acquisition.........................................   22,478
Provision, fiscal 1998......................................   12,770
Severance costs.............................................     (766)
Other exit costs............................................  (11,000)
Net reserve adjustments.....................................     (947)
                                                              -------
          Balance at January 2, 1999........................  $57,488
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

  Common Stock

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of FII out of funds legally available therefor. In the event of a liquidation, dissolution or winding-up of FII, holders of Common Stock are entitled to share ratably in all assets of FII, if any, remaining after payment of liabilities and the liquidation preferences of any

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of Common Stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of Common Stock into any other securities of FII or any other person. The Common Stock is not subject to redemption or sinking fund redemption.

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

Compensation expense for fiscal 1998, the twenty-seven week transition period ended January 3, 1998, fiscal 1997 and fiscal 1996 was $.7 million, $.3 million, $.8 million and $.5 million, respectively.

     During fiscal 1998 and fiscal 1996, 1,128,600 and 843,750 shares, respectively, of FII's Common Stock were granted as non-qualified stock options ("NQSOs"). The NQSOs vest over a one or four year period and expire ten years after the date of grant. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $21.00 during fiscal 1998 and $8.45 during fiscal 1996. As of January 2, 1999, January 3, 1998 and June 28, 1997, there were 1,926,000, 1,165,000 and 1,211,000 NQSOs outstanding, respectively.

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

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                         FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                         WEEKS ENDED   WEEKS ENDED   -----------------------
                                         JANUARY 2,    JANUARY 3,     JUNE 28,     JUNE 29,
                                            1999          1998          1997         1996
                                         -----------   -----------   ----------   ----------
                                                       (AMOUNTS IN THOUSANDS)
Sales:
  Flowers Bakeries.....................  $  949,870     $460,245     $  904,585   $  841,181
  Mrs. Smith's Bakeries................     672,821      369,262        615,637      474,932
  Keebler..............................   2,226,480
  Eliminations and Other (1)...........     (72,710)     (42,968)       (78,969)     (65,529)
                                         ----------     --------     ----------   ----------
                                         $3,776,461     $786,539     $1,441,253   $1,250,584
                                         ==========     ========     ==========   ==========
Depreciation and Amortization:
  Flowers Bakeries.....................  $   33,487     $ 16,505     $   28,533   $   25,601
  Mrs. Smith's Bakeries................      18,676        9,427         15,830       13,877
  Keebler..............................      69,125
  Other................................       7,477          998          1,607        1,370
                                         ----------     --------     ----------   ----------
                                         $  128,765     $ 26,930     $   45,970   $   40,848
                                         ==========     ========     ==========   ==========
Income Before Interest and Taxes:
  Flowers Bakeries.....................  $   75,779     $ 31,388     $   46,189   $   47,045
  Mrs. Smith's Bakeries................      45,855       20,153         40,186       21,603
  Keebler..............................     199,891
  Unallocated General Expenses.........     (20,823)     (14,726)       (16,716)      (2,369)
  Non-Recurring Charge.................     (68,313)
                                         ----------     --------     ----------   ----------
                                         $  232,389     $ 36,815     $   69,659   $   66,279
                                         ==========     ========     ==========   ==========
Non-Recurring Charge:
  Flowers Bakeries.....................  $   32,161
  Mrs. Smith's Bakeries................      32,300
  Keebler..............................       3,852
                                         ----------     --------     ----------   ----------
                                         $   68,313
                                         ==========     ========     ==========   ==========
Interest Expense, Net..................  $   68,725     $ 11,796     $   25,109   $   13,004
                                         ==========     ========     ==========   ==========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                         FOR THE 52    FOR THE 27    FOR THE 52 WEEKS ENDED
                                         WEEKS ENDED   WEEKS ENDED   -----------------------
                                         JANUARY 2,    JANUARY 3,     JUNE 28,     JUNE 29,
                                            1999          1998          1997         1996
                                         -----------   -----------   ----------   ----------
                                                       (AMOUNTS IN THOUSANDS)
Income Before Income Taxes, Investment
  in Unconsolidated Affiliate, Minority
  Interest, Extraordinary Loss and
  Cumulative Effect of Changes in
  Accounting Principles................  $  163,664     $ 25,019     $   87,794   $   48,340
                                         ==========     ========     ==========   ==========
Capital Expenditures:
  Flowers Bakeries.....................  $   38,573     $ 22,710     $   48,334   $   55,730
  Mrs. Smith's Bakeries................      34,711        9,817         28,577       18,919
  Keebler..............................      66,798
  Other................................         193          330            599          893
                                         ----------     --------     ----------   ----------
                                         $  140,275     $ 32,857     $   77,510   $   75,542
                                         ==========     ========     ==========   ==========
Assets:
  Flowers Bakeries.....................  $  458,966     $401,787     $  408,815   $  441,856
  Mrs. Smith's Bakeries................     459,652      366,602        361,575      281,610
  Keebler..............................   1,655,780
  Other................................     286,502      130,491        127,797      125,977
                                         ----------     --------     ----------   ----------
                                         $2,860,900     $898,880     $  898,187   $  849,443
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

NOTE 13.  NET INCOME PER SHARE

     Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consist of the incremental shares associated with FII's stock option plans, as determined under the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

                                                   FOR THE 52        FOR THE 27         FOR THE 52 WEEKS ENDED
                                                   WEEKS ENDED       WEEKS ENDED     -----------------------------
                                                 JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                                                 ---------------   ---------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Income before extraordinary loss and
     cumulative effect of changes in accounting
     principles................................      $45,968           $33,448          $62,324         $30,768
  Extraordinary loss due to early
     extinguishment of debt, net of tax benefit
     and minority interest.....................         (938)
  Cumulative effect of changes in accounting
     principles, net of tax benefit............       (3,131)           (9,888)
                                                     -------           -------          -------         -------
  Net income...................................      $41,899           $23,560          $62,324         $30,768
                                                     =======           =======          =======         =======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                   FOR THE 52        FOR THE 27         FOR THE 52 WEEKS ENDED
                                                   WEEKS ENDED       WEEKS ENDED     -----------------------------
                                                 JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                                                 ---------------   ---------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Denominator:
  Basic weighted average shares................       96,393            88,368           88,000          86,933
  Effect of dilutive securities:
     Stock options.............................          408               405              401             278
                                                     -------           -------          -------         -------
  Diluted weighted average shares..............       96,801            88,773           88,401          87,211
                                                     =======           =======          =======         =======
Net Income Per Common Share:
  Basic --
     Income before extraordinary loss and
       cumulative effect of changes in
       accounting principles...................      $   .47           $   .38          $   .71         $   .35
     Extraordinary loss due to early
       extinguishment of debt, net of tax
       benefit and minority interest...........         (.01)
     Cumulative effect of changes in accounting
       principles, net of tax benefit..........         (.03)             (.11)
                                                     -------           -------          -------         -------
     Net income per common share...............      $   .43           $   .27          $   .71         $   .35
                                                     =======           =======          =======         =======
  Diluted --
     Income before extraordinary loss and
       cumulative effect of changes in
       accounting principles...................      $   .47           $   .38          $   .71         $   .35
     Extraordinary loss due to early
       extinguishment of debt, net of tax
       benefit and minority interest...........         (.01)
     Cumulative effect of changes in accounting
       principles, net of tax benefit..........         (.03)             (.11)
                                                     -------           -------          -------         -------
     Net income per common share...............      $   .43           $   .27          $   .71         $   .35
                                                     =======           =======          =======         =======

NOTE 14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Results of operations for each of the four quarters in the respective fiscal years is as follows (each quarter represents a period of twelve weeks, except the first quarter of fiscal 1998 and the fourth quarter of fiscal 1997, both of which include sixteen weeks):

QUARTER                             FIRST          SECOND         THIRD        FOURTH
-------                             ----------     ----------     ----------   ----------
                                    1998           1998           1998         1998
                                    1998(T)        1998(T)        1998(T)      1998(T)
                                    1997           1997           1997         1997
                                    ----------     ----------     ----------   ----------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.............................  $1,077,034     $  836,424     $  862,784   $1,000,219
                                       310,063        476,476(1)          --           --
                                       318,957        383,146        303,950      435,200
Gross margin......................     590,744        461,372        480,578      541,186
                                       144,587        223,026(1)          --           --
                                       179,929        166,612        144,836      205,321
Income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting
  principles......................      15,028         18,467         25,555      (13,082)
                                        14,529         18,919(1)          --           --
                                        19,948         12,263         12,170       17,943

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

QUARTER                             FIRST          SECOND         THIRD        FOURTH
-------                             ----------     ----------     ----------   ----------
                                    1998           1998           1998         1998
                                    1998(T)        1998(T)        1998(T)      1998(T)
                                    1997           1997           1997         1997
                                    ----------     ----------     ----------   ----------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Extraordinary loss due to early
  extinguishment of debt, net of
  tax benefit and minority
  interest........................          --             --           (938)          --
                                            --             --             --           --
                                            --             --             --           --
Cumulative effect of changes in
  accounting principles, net of
  tax benefit.....................      (3,131)(2)         --             --           --
                                            --         (9,888)(1)         --           --
                                            --             --             --           --
Net income (loss).................      11,897         18,467         24,617      (13,082)
                                        14,529          9,031(1)          --           --
                                        19,948         12,263         12,170       17,943
Basic net income (loss) per common
  share...........................         .13            .19            .25         (.13)
                                           .16            .10(1)          --           --
                                           .23            .14            .14          .20
Diluted net income (loss) per
  common share....................         .13            .19            .25         (.13)
                                           .16            .10(1)          --           --
                                           .23            .14            .14          .20

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Flowers Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 of this Report on Form 10-K/A also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 2, 1999

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

                                                           ADDITIONS    ADDITIONS
                                             BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE
                                             BEGINNING     COSTS AND      OTHER                       AT END
CLASSIFICATION                               OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS     OF PERIOD
--------------                              ------------   ----------   ----------    ----------     ---------
Year Ended January 2, 1999
  Discounts and doubtful accounts.........     $   --       $20,148      $ 7,844(1)    $(20,210)(2)   $ 7,782
                                               ======       =======      =======       ========       =======
  Deferred taxes..........................     $2,119       $    --      $84,350(3)    $   (159)      $86,310
                                               ======       =======      =======       ========       =======
  Inventory reserves......................     $  501       $ 7,484      $ 8,589(4)    $ (6,960)(5)   $ 9,614
                                               ======       =======      =======       ========       =======
Twenty-Seven Weeks Ended January 3, 1998
  Deferred taxes..........................     $2,240       $    --      $    --       $   (121)      $ 2,119
                                               ======       =======      =======       ========       =======
  Inventory reserves......................     $   --       $   501      $    --       $     --       $   501
                                               ======       =======      =======       ========       =======
Year Ended June 28, 1997
  Deferred taxes..........................     $2,774       $    --      $    --       $   (534)      $ 2,240
                                               ======       =======      =======       ========       =======
Year Ended June 29, 1996
  Deferred taxes..........................     $1,659       $    --      $ 1,115(6)    $     --       $ 2,774
                                               ======       =======      =======       ========       =======

---------------

(1) $4,965 and $2,879 acquired in the Keebler Acquisition and President International, Inc. acquisition by Keebler, respectively.
(2) Primarily charges against reserves, net of recoveries.
(3) Amount acquired in the Keebler Acquisition.
(4) $6,782 and $1,807 acquired in the Keebler Acquisition and President International, Inc. acquisition by Keebler, respectively.
(5) Inventory write-offs, net.
(6) Operating loss carryforwards