Form 10-Q
period 1999-10-09
FLOWERS INDUSTRIES INC /GA
filed 1999-11-23
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      October 9, 1999

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number    1-9787
                       ----------

                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                         58-0244940
          -------                                         ----------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


                    1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      31757
                                     -------
                                   (Zip Code)

                                  912/226-9110
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                    ---------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes  [ ]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         TITLE OF EACH CLASS                 OUTSTANDING AT NOVEMBER 12, 1999
         -------------------                 --------------------------------
     Common Stock, $.625 Par Value                   100,307,939


                            FLOWERS INDUSTRIES, INC.

                                      INDEX

                                                                      PAGE NUMBER
                                                                      -----------

PART I.  Financial Information

      Item 1.    Financial Statements

                 Consolidated Balance Sheet
                   October 9, 1999 and January 2, 1999                     3

                 Consolidated Statement of Income
                   Twelve and Forty Weeks Ended October 9, 1999
                   and October 10, 1998                                    5

                 Consolidated Statement of Cash Flows
                   Forty Weeks Ended October 9, 1999
                   and October 10, 1998                                    6

                 Notes to Consolidated Financial Statements                7

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    13

      Item 3.    Quantitative and Qualitative Disclosures
                   About Market Risk                                      22

PART II. Other Information

      Item 5.    Other Information                                        23

      Item 6.    Exhibits and Reports on Form 8-K                         24


                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)


                                                                  OCTOBER 9, 1999    JANUARY 2, 1999
                                                                  ---------------    ---------------
                                                                    (Unaudited)

        ASSETS
        Current Assets:
           Cash and cash equivalents                               $    22,995         $    56,965
           Accounts and notes receivable, net                          194,776             268,084
           Inventories, net                                            294,788             297,593
           Deferred income taxes                                        81,522              76,327
           Other                                                       110,317              84,276
                                                                   -----------         -----------
                                                                       704,398             783,245
                                                                   -----------         -----------

        Property, Plant and Equipment:
           Land                                                         48,481              49,874
           Buildings                                                   330,875             339,342
           Machinery and equipment                                     800,215             816,495
           Furniture, fixtures and transportation equipment            127,544             116,219
           Construction in progress                                    255,896              96,288
                                                                   -----------         -----------
                                                                     1,563,011           1,418,218

           Less: accumulated depreciation                             (495,809)           (430,516)
                                                                   -----------         -----------
                                                                     1,067,202             987,702
                                                                   -----------         -----------
        Other Assets                                                    91,667              86,510
                                                                   -----------         -----------
        Cost in Excess of Net Tangible Assets, net                     982,312           1,003,443
                                                                   -----------         -----------
                                                                   $ 2,845,579         $ 2,860,900
                                                                   ===========         ===========



         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEET (CONT.)
                    (Amounts in Thousands, Except Share Data)


                                                 OCTOBER 9, 1999     JANUARY 2, 1999
                                                 ---------------     ---------------
                                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Commercial paper                                 $    64,661         $    74,870
   Current maturities of long-term debt                  44,365             120,479
   Accounts payable                                     219,454             227,749
   Facility closing costs and severance                  29,755              23,670
   Other accrued liabilities                            356,185             314,270
                                                    -----------         -----------
                                                        714,420             761,038
                                                    -----------         -----------

Long-Term Debt                                        1,115,982           1,038,998
                                                    -----------         -----------

Other Liabilities:
   Deferred income taxes                                166,378             182,244
   Postretirement/postemployment obligations             63,591              63,754
   Facility closing costs and severance                  38,397              41,331
   Other                                                 62,415              52,915
                                                    -----------         -----------
                                                        330,781             340,244
                                                    -----------         -----------

Minority Interest                                       162,750             147,659
                                                    -----------         -----------

Stockholders' Equity:
   Common stock par value $.625, authorized
      350,000,000 shares, issued 100,854,353
      and 100,202,414 shares, respectively               63,034              62,627
   Capital in excess of par value                       283,799             274,255
   Retained earnings                                    212,252             262,531
   Common stock in treasury, 558,914 and
      381,366 shares, respectively                      (10,517)             (6,762)
   Stock compensation related adjustments               (26,922)            (19,690)
                                                    -----------         -----------
                                                        521,646             572,961
                                                    -----------         -----------
                                                    $ 2,845,579         $ 2,860,900
                                                    ===========         ===========



         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                 FOR THE 12 WEEKS ENDED              FOR THE 40 WEEKS ENDED
                                                              -----------------------------       -------------------------------
                                                              OCTOBER 9,        OCTOBER 10,        OCTOBER 9,         OCTOBER 10,
                                                                 1999              1998               1999               1998
                                                              ---------        ------------       -----------         -----------
Sales                                                         $ 983,236         $ 862,784         $ 3,230,712         $ 2,776,242
Materials, supplies, labor and other production costs           489,323           382,206           1,541,195           1,243,548
Selling, marketing and administrative expenses                  428,292           368,207           1,424,091           1,240,378
Depreciation and amortization                                    33,981            29,252             107,240              92,986
Non-recurring charge                                                 --             2,453              69,208               2,453
                                                              ---------         ---------         -----------         -----------
Income from operations                                           31,640            80,666              88,978             196,877
                                                              ---------         ---------         -----------         -----------
    Interest expense                                             18,618            15,819              63,736              49,926
    Interest (income)                                              (268)           (1,688)             (1,331)             (3,302)
                                                              ---------         ---------         -----------         -----------
Interest expense, net                                            18,350            14,131              62,405              46,624
                                                              ---------         ---------         -----------         -----------
Income before income taxes, minority interest,
   cumulative effect of a change in accounting principle
   and extraordinary loss                                        13,290            66,535              26,573             150,253
Income tax                                                        7,990            27,945              19,102              63,106
                                                              ---------         ---------         -----------         -----------
Income before minority interest, cumulative
   effect of a change in accounting principle and
   extraordinary loss                                             5,300            38,590               7,471              87,147
Minority interest                                               (14,403)          (13,035)            (19,473)            (28,097)
                                                              ---------         ---------         -----------         -----------
Income (loss) before cumulative effect of a change
   in accounting principle and extraordinary loss                (9,103)           25,555             (12,002)             59,050
Cumulative effect of a change in accounting principle,
    net of tax benefit                                               --                --                  --              (3,131)
Extraordinary loss due to early extinguishment
    of debt, net of tax benefit and minority interest                --              (938)                 --                (938)
                                                              ---------         ---------         -----------         -----------
Net income (loss)                                             $  (9,103)        $  24,617         $   (12,002)        $    54,981
                                                              =========         =========         ===========         ===========

Net Income (Loss) Per Common Share:
Basic:
   Income (loss) before cumulative effect of a change
        in accounting principle and extraordinary loss        $   (0.09)        $    0.26         $     (0.12)        $      0.62
   Cumulative effect of a change in accounting principle,
        net of tax benefit                                           --                --                  --               (0.04)
   Early extinguishment of debt, net of tax benefit
        and minority interest                                        --             (0.01)                 --               (0.01)
                                                              ---------         ---------         -----------         -----------
   Net income (loss) per share                                $   (0.09)        $    0.25         $     (0.12)        $      0.57
                                                              =========         =========         ===========         ===========
   Weighted average shares outstanding                          100,274            99,794             100,060              95,460
                                                              =========         =========         ===========         ===========

Diluted:
   Income (loss) before cumulative effect of a change
        in accounting principle and extraordinary loss        $   (0.09)        $    0.26         $     (0.12)        $      0.62
   Cumulative effect of a change in accounting principle,
        net of tax benefit                                           --                --                  --               (0.04)
   Early extinguishment of debt, net of tax benefit
        and minority interest                                        --             (0.01)                 --               (0.01)
                                                              ---------         ---------         -----------         -----------
   Net income (loss) per share                                $   (0.09)        $    0.25         $     (0.12)        $      0.57
                                                              =========         =========         ===========         ===========
   Weighted average shares outstanding                          100,522           100,203             100,388              95,907
                                                              =========         =========         ===========         ===========

Cash Dividends Paid Per Common Share                          $  0.1300         $  0.1200         $    0.3825         $    0.3525
                                                              =========         =========         ===========         ===========




         (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                           FOR THE 40 WEEKS ENDED
                                                                     ---------------------------------
                                                                     OCTOBER 9, 1999  OCTOBER 10, 1998
                                                                     ---------------  ----------------
   Cash flows provided by operating activities:
   Net income (loss)                                                   $ (12,002)        $  54,981
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Minority interest                                                 19,473            28,097
        Depreciation and amortization                                    107,240            92,986
        Non-recurring charge                                              46,071             2,453
        Deferred income taxes                                            (21,274)            1,690
        Cumulative effect of a change in accounting principle                 --             3,131
        Loss due to early extinguishment of debt                              --               938
        Other                                                              8,941            (1,483)
   Changes in assets and liabilities, net of acquisitions:
        Accounts and notes receivable, net                               (63,063)          (58,544)
        Inventories, net                                                   2,745           (69,274)
        Other assets                                                     (33,471)          (14,196)
        Accounts payable and other accrued liabilities                    56,296            33,767
        Income taxes payable                                                  --            (6,696)
        Facility closing costs and severance                               3,116             8,937
                                                                       ---------         ---------
   Net cash provided by operating activities                             114,072            76,787
                                                                       ---------         ---------
   Cash flows disbursed for investing activities:
        Purchase of property, plant and equipment                       (195,608)          (81,367)
        Acquisition of majority interest in Keebler                           --          (285,203)
        Acquisition of President International, Inc. by Keebler               --          (444,818)
        Acquisition of other businesses                                   (7,939)          (30,206)
        Other                                                                 --               949
                                                                       ---------         ---------
   Net cash disbursed for investing activities                          (203,547)         (840,645)
                                                                       ---------         ---------
   Cash flows from financing activities:
        Common stock offering proceeds, net of underwriters'
           discount and offering cost                                         --           187,930
        Dividends paid                                                   (38,278)          (33,875)
        Treasury stock purchases                                         (21,683)           (5,597)
        Stock compensation and warrants exercised                          4,888            20,353
        Proceeds from receivables securitization                         125,000                --
        Debentures proceeds                                                   --           199,417
        Debentures issuance costs                                             --            (1,750)
        Increase (decrease) in commercial paper                          (10,209)           42,808
        Net debt repayments                                               (4,215)          385,215
                                                                       ---------         ---------
   Net cash provided by financing activities                              55,503           794,501
                                                                       ---------         ---------
   Net increase (decrease) in cash and cash equivalents                  (33,972)           30,643
   Cash and cash equivalents at beginning of period                       56,965             3,866
                                                                       ---------         ---------
   Cash and cash equivalents at end of period                          $  22,993         $  34,509
                                                                       =========         =========
Schedule of noncash investing and financing activities:
   Stock compensation transactions                                     $      --         $   9,345
                                                                       =========         =========
   Stock issued for acquisition                                        $      --         $  40,000
                                                                       =========         =========
   Note payable issued for purchase of equipment                       $      --         $      --
                                                                       =========         =========




          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Definitions. As used in this filing, unless the context otherwise indicates: (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler; and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

Interim Financial Statements. The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 9, 1999 and January 2, 1999, the results of operations for the twelve and forty week periods ended October 9, 1999 and October 10, 1998 and statement of cash flows for the forty weeks ended October 9, 1999 and October 10, 1998. The results of operations for the twelve and forty week periods ended October 9, 1999 and October 10, 1998, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999.

Reporting Periods. The Company's quarterly reporting periods for fiscal 1999 are as follows: first quarter ended April 24, 1999 (sixteen weeks), second quarter ended July 17, 1999 (twelve weeks), third quarter ended October 9, 1999 (twelve weeks) and fourth quarter ending January 1, 2000 (twelve weeks).

Reclassifications. Certain reclassifications of prior period information have been made to conform with the current period presentation.

2. INVENTORIES



                                           OCTOBER 9, 1999    JANUARY 2, 1999
                                           ---------------    ---------------
                                                   (Amounts in Thousands)
         Inventories, Net:
            Raw materials                      $ 66,196           $ 54,739
            Packaging materials                  33,620             27,056
            Finished goods                      190,840            207,620
            Other                                 4,132              8,178
                                               --------           --------
                                               $294,788           $297,593
                                               ========           ========


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



                                                                    FOR THE 12 WEEKS ENDED            FOR THE 40 WEEKS ENDED
                                                                -----------------------------      ------------------------------
                                                                 OCTOBER 9,       OCTOBER 10,       OCTOBER 9,        OCTOBER 10,
                                                                    1999             1998              1999              1998
                                                                 ----------       -----------      -----------        -----------
      Numerator:
        Income (loss) before cumulative effect of a
           change in accounting principle
           and extraordinary loss                                ($  9,103)        $  25,555         ($ 12,002)        $ 59,050
        Cumulative effect of a change in accounting
           principle net of tax benefit                                 --                --                --           (3,131)
        Extraordinary loss due to early extinguishment
           of debt, net of tax benefit and minority interest            --              (938)               --             (938)
                                                                 ---------         ---------         ---------         --------
        Net income (loss)                                        ($  9,103)        $  24,617         ($ 12,002)        $ 54,981
                                                                 =========         =========         =========         ========

      Denominator:
        Basic weighted average shares                              100,274            99,794           100,060           95,460
        Effect of dilutive securities
          Stock options                                                248               409               328              447
                                                                 ---------         ---------         ---------         --------
        Diluted weighted average shares                            100,522           100,203           100,388           95,907
                                                                 =========         =========         =========         ========




4.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes. As of October 9, 1999, the Company had entered into various arrangements that allow the Company to engage in commodity price and interest rate agreements based on fixed and floating commodity prices and interest rates, respectively.

    The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. For the twelve weeks ended October 9, 1999 and October 10, 1998, losses of $6.3 million and $1.4 million were recorded, respectively. For the forty weeks ended October 9, 1999 and October 10, 1998, losses of $12.9 million and $6.0 million were recorded, respectively. The losses were partially offset by opposite movements in the cost of the underlying hedged item. Gains and losses on agreements which do not qualify as hedges are marked to market and recognized immediately as other income or expense; as these agreements are closed, any gains or losses are also recognized as other income or expense. For the twelve weeks ended October 9, 1999 and October 10, 1998, losses of $3.8 million and $0 million were recorded, respectively. Losses of $5.3 million and $.6 million were recorded for the forty weeks ended October 9, 1999 and October 10, 1998, respectively. At October 9, 1999, the Company had approximately $83.1 million of commitments outstanding related to commodity derivative financial instruments.

    Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. At October 9, 1999, the notional amount of interest rate swap agreements outstanding at Keebler was $509.8 million.

5.  NON-RECURRING CHARGES AND PURCHASE ACCOUNTING RESERVES

    As part of the continuing process of integrating President International, Inc. ("President") into Keebler's operations, on May 14, 1999, Keebler announced the decision to close its Sayreville, New Jersey, production facility due to excess capacity within its 18-plant production network. As a result, a pre-tax non-recurring charge of $69.2 million was recorded in the second quarter ended July 17, 1999. The non-recurring charge included approximately $23.1 million of severance and other exit costs related to the Sayreville facility. The remaining $46.1 million was noncash asset impairment charges related to writing down the Sayreville property, plant and equipment, as well as equipment at other locations, to net realizable value, less cost to sell, and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Of the total $69.2 million charge, approximately $68.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.6 million recorded as other liabilities and accruals. Approximately 650 employees will be terminated as a result of the Sayreville closure, of which approximately 600 employees are represented by unions. As of October 9, 1999, approximately 590 employees under union contract and approximately 40 employees not under union contract had been terminated and approximately $9.2 million had been spent related to severance and other exit costs from the Sayreville facility closing. The exit activities are expected to be substantially complete by the end of fiscal 1999.

    Activity with respect to the non-recurring charges recorded in the fourth quarter of fiscal 1998, and the second quarter of fiscal 1999, as discussed above, as well as, purchase accounting reserves recorded in prior years is as follows (amounts in thousands):

    Non-Recurring Charges


                                              BALANCE AT       PROVISION/       NONCASH                          BALANCE AT
                                                1/2/99         ADJUSTMENTS     REDUCTIONS         SPENDING        10/9/99
                                              ----------       -----------     ----------         --------       ----------
    Provision - Fiscal 1998
    Severance costs                            $  1,538         $   (207)(1)     $     --         $ (1,331)        $    --
    Other exit costs:
      Guard service                                 591               --               --             (204)            387
      Utilities                                     261               --               --             (239)             22
      Property taxes                                563               --               --             (152)            411
      Other                                       4,560               --               --           (1,748)          2,812
                                               --------         --------         --------         --------         -------
                                               $  7,513         $   (207)        $     --         $ (3,674)        $ 3,632
                                               --------         --------         --------         --------         -------

    Provision - Fiscal 1999

    Fixed asset impairments                    $     --         $ 37,824         $(37,824)        $     --         $    --
    Goodwill impairments                             --            7,600           (7,600)              --              --
    Noncancelable lease obligations and
       building maintenance costs                    --            4,570               --               --           4,570
    Severance costs                                  --           15,564               --           (8,666)          6,898
    Other exit costs                                 --            3,650               --             (555)          3,095
                                               --------         --------         --------         --------         -------
                                               $     --         $ 69,208         $(45,424)        $ (9,221)        $14,563
                                               --------         --------         --------         --------         -------
    Total                                      $  7,513         $ 69,001         $(45,424)        $(12,895)        $18,195
                                               ========         ========         ========         ========         =======



(1) Reflects an adjustment to the Company's estimate of severance cost which was recorded as income in the third quarter of 1999.

Purchase Accounting Reserves:


                                              BALANCE AT     PROVISION/                     BALANCE AT
                                                1/2/99      ADJUSTMENTS      SPENDING        10/9/99
                                              ----------    -----------      --------       ----------
    Mrs. Smith's Inc.

    Noncancelable lease obligations and
       building maintenance costs              $25,799        $    --         $ (3,126)        $22,673
    Severance costs                              1,347             --           (1,347)             --
    Other                                        3,761             --             (498)          3,263
                                               -------        -------         --------         -------
                                               $30,907        $    --         $ (4,971)        $25,936
                                               -------        -------         --------         -------

    Keebler Foods Company

    Noncancelable lease obligations and
       building maintenance costs              $11,484        $   751         $ (2,015)        $10,220
    Severance costs                                 49             25              (50)             24
    Other                                           24             --              (14)             10
                                               -------        -------         --------         -------
                                               $11,557        $   776         $ (2,079)        $10,254
                                               -------        -------         --------         -------

    Sunshine Biscuits, Inc.

    Noncancelable lease obligations and
       building maintenance costs              $ 2,227        $    --         $   (204)        $ 2,023
    Severance costs                                 86             --              (17)             69
                                               -------        -------         --------         -------
                                               $ 2,313        $    --         $   (221)        $ 2,092
                                               -------        -------         --------         -------

    President International, Inc.

    Noncancelable lease obligations and
       building maintenance costs              $ 5,670        $    --         $    (46)        $ 5,624
    Severance costs                              6,594             --             (555)          6,039
    Other                                          447             --             (101)            346
                                               -------        -------         --------         -------
                                               $12,711        $    --         $   (702)        $12,009
                                               -------        -------         --------         -------
    TOTAL                                      $57,488        $   776         $ (7,973)        $50,291
                                               =======        =======         ========         =======



   Spending for facility closing and severance costs related to exit plans established in the Keebler, Sunshine, Mrs. Smith's and President acquisitions and the non-recurring charges is expected to be substantially complete as of the end of fiscal 1999, except for noncancelable lease payments and building maintenance costs that will continue through fiscal 2006.

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

The Company evaluates each segment's performance based on income from operations (income or loss before interest and income taxes, excluding FII's and other unallocated expenses and non-recurring charges). Information regarding the operations in these reportable segments is as follows (amounts in thousands):



                                             FOR THE 12 WEEKS ENDED                 FOR THE 40 WEEKS ENDED
                                      -----------------------------------     -----------------------------------
                                      OCTOBER 9, 1999    OCTOBER 10, 1998     OCTOBER 9, 1999    OCTOBER 10, 1998
                                      ----------------   ----------------     ---------------    ----------------

   SALES:
     Flowers Bakeries                    $ 227,245         $   221,795         $   753,813         $   733,623
     Mrs. Smith's Bakeries                 158,451             156,350             479,995             474,318
     Keebler                               615,844             499,897           2,055,724           1,626,685
     FII                                    (3,773)                  0              (5,273)               (550)
     Elimination (1)                       (14,531)            (15,258)            (53,547)            (57,834)
                                         ---------         -----------         -----------         -----------
                                         $ 983,236         $   862,784         $ 3,230,712         $ 2,776,242
                                         =========         ===========         ===========         ===========

   DEPRECIATION AND AMORTIZATION:
     Flowers Bakeries                    $   7,726         $     7,989         $    24,866         $    26,731
     Mrs. Smith's Bakeries                   4,908               4,747              14,129              14,588
     Keebler                                19,480              14,934              62,651              46,483
     FII                                     1,867               1,582               5,594               5,184
                                         ---------         -----------         -----------         -----------
                                         $  33,981         $    29,252         $   107,240         $    92,986
                                         =========         ===========         ===========         ===========

   INCOME (LOSS) FROM OPERATIONS:
     Flowers Bakeries                    $  13,958         $    15,987         $    53,237         $    53,584
     Mrs. Smith's Bakeries                 (33,558)             16,102             (50,706)             35,990
     Keebler                                62,960              57,251             182,337             127,107
     FII                                   (11,720)             (6,221)            (26,682)            (17,351)
     Non-recurring charge                        0              (2,453)            (69,208)             (2,453)
                                         ---------         -----------         -----------         -----------
                                         $  31,640         $    80,666         $    88,978         $   196,877
                                         =========         ===========         ===========         ===========


(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.

7. RECEIVABLES SECURITIZATION

   On January 29, 1999, Keebler entered into a Receivables Purchase Agreement (the "Agreement") to replace $75.0 million of debt held under a Bridge facility, allowing funds to be borrowed at a lower cost to Keebler. The accounting for this Agreement is governed by SFAS No. 125 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler. All transactions occurring under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. As of October 9, 1999, a net $125.0 million of accounts receivable had been sold at fair value, which is the maximum amount available under the Agreement.

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

9. SUBSEQUENT EVENT

   As part of a system-wide operations analysis that began in September 1998 when Keebler purchased President International, Inc., Keebler announced the closing of its Lake Bluff, Illinois bakery on November 12, 1999. The closing of the facility, expected to take place in January of 2000, will eliminate approximately 190 employees and should save approximately $4.2 million on an annualized basis. The costs associated with the closure were recognized as part of the purchase accounting reserves established upon the initial acquisition of President International, Inc. in September 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Matters Affecting Analysis:

The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in an effort to provide a predictable and consistent commodity price, and thereby reduce the impact and volatility in its raw material and packaging prices. In the third quarter ended October 9, 1999, the Company recorded a negative mark-to-market adjustment of $3.8 million related to these activities. The charge is recorded as an FII expense and does not affect the results of operations on a segment basis at Flowers Bakeries, Mrs. Smith's Bakeries or Keebler.

Hurricanes and severe flooding in North Carolina and Florida in the third quarter of 1999 had adverse effects on the operations of Flowers Bakeries. Although production facilities were not damaged, several production facilities were temporarily idled and distribution was disrupted. This resulted in lost sales and increased logistics costs.

Mrs. Smith's Bakeries is in the process of completing a major capital project involving 25 new or relocated and upgraded production lines at seven of Mrs. Smith's Bakeries' 11 operating facilities. This project is behind schedule due to delays in the receipt and installation of production equipment, the programming of production control software and the hiring and training of production employees. These delays have created less-than-anticipated production levels, a reduction in Mrs. Smith's Bakeries' original sales forecast, significant overruns in start-up costs, and large increases in promotional, administrative, and logistics costs. This realignment had a negative impact on margins in the third quarter of 1999, and is expected to continue to have negative implications into the fourth quarter.

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

During the second quarter of fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey, production facility due to excess capacity within Keebler's 18-plant production network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million, or $.25 per share after-tax and minority interest. The charge includes $46.1 million of non-cash asset impairments and $23.1 million of severance and other exit costs related to the Sayreville facility. As a direct result of this plan, asset impairments were recorded to write-down the closed facility to net realizable value, less cost to sell, based on management's estimate of fair value. Also, as part of this plan, asset impairments were recorded to write-off certain other machinery and equipment currently held by Keebler and to reduce goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996, neither of which provides any future economic benefit. The intent is to dispose of or scrap such machinery and equipment by the end of fiscal 1999. Severance costs provide for the reduction of approximately 650 employees, and, as of October 9, 1999, approximately 630 employees had been severed. Ongoing costs, including, but not limited to, guard service, utilities, property taxes and preparing the facility for sale, primarily represent the other exit costs with spending related to such costs continuing for thirty-six months or until the facility is disposed of, whichever occurs earlier.

Liquidity and Capital Resources:

Net cash provided by operating activities for the forty weeks ended October 9, 1999 was $114.1 million. Negative net cash flow of $12.0 million resulted from a net loss for the forty weeks. Adding back to the net loss the noncash portion of the non-recurring charge at Keebler discussed above and the timing of payments of other accrued liabilities had a positive impact on cash flows. An increase in trade accounts receivable and other assets negatively impacted cash flows.

Net cash disbursed for investing activities for the forty weeks ended October 9, 1999 of $203.5 million primarily consisted of capital expenditures of $56.5 million at Flowers Bakeries, $59.4 million at Mrs. Smith's Bakeries and $68.6 million at Keebler. The capital expenditures were made principally to update and enhance production and distribution facilities, as well as management information systems.

For the forty weeks ended October 9, 1999, net cash of $55.5 million was provided by financing activities. This was primarily attributable to proceeds of $125.0 million from the sale of certain accounts receivable at Keebler under the Receivables Purchase Agreement entered into on January 29, 1999 by Keebler. This increase was partially offset by the payment of dividends by FII and the purchase of treasury stock and debt payments by Keebler.

At October 9, 1999, cash and cash equivalents were $23.0 million. Long-term debt was $1,116.0 million and current maturities of long-term debt were $109.0 million at October 9, 1999. Included in these amounts is debt of $472.8 million attributable to Keebler; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler.

During the third quarter of 1999, FII amended the $500.0 million Syndicated Loan Facility and the $100.0 million Commercial Paper Agreement. The amendments provided for increased loan borrowing margins and facility fees based on the Company's credit rating and added and amended certain financial covenants. Additionally, the $100.0 million Commercial Paper program will terminate in January of 2000 at which time any balance remaining will be repaid with funds drawn from the Company's existing line of credit. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financial requirements.

Since September 1996, the Company has been a party to a Distributor Note Purchase, Loan Commitment and Servicing Agreement which is subject to the same financial covenants as the Syndicated Loan Facility. This agreement provides third party credit facilities for the independent distributors serving Flowers Bakeries. The Company receives payments from the independent distributors and remits such amounts, net of certain loan servicing fees, to the financial institution. Additionally the agreement requires amounts to be placed in escrow by the Company upon the occurrence of certain events as defined in the agreement. No events have occurred as of October 9, 1999 that would require such funding by the Company.

The Company was in compliance with all covenants in its loan facilities as of the end of the third quarter of 1999.

For the forty weeks ended October 9, 1999, dividends paid per share increased 8.5% to $.3825 from $.3525 paid for the comparable period in the prior year. Dividends are declared at the discretion of the Board of Directors based on an assessment of the Company's financial position and other considerations.

FII owns a majority of the outstanding stock of Keebler and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the twelve and forty weeks ended October 9, 1999 and October 10, 1998 are set forth below:


                                                          FOR THE 12 WEEKS ENDED         FOR THE 40 WEEKS ENDED
                                                        ---------------------------    --------------------------
                                                        OCTOBER 9,      OCTOBER 10,    OCTOBER 9,     OCTOBER 10,
                                                           1999            1998           1999           1998
                                                        ----------      -----------    ----------     -----------
Sales                                                    100.00%         100.00%        100.00%         100.00%
Gross Margin                                              50.23           55.70          52.30           55.21
Selling, marketing and administrative expenses            43.56           42.68          44.08           44.68
Depreciation and amortization                              3.46            3.39           3.32            3.35
Non-recurring charge                                      --                .28           2.14             .09
Interest expense, net                                      1.87            1.64           1.93            1.68
Income before income taxes, minority
   interest cumulative effect of a change in
   accounting principle and extraordinary loss             1.35            7.71           0.82            5.41
Income taxes                                               0.81            3.24           0.59            2.27
Net income (loss)                                          (.93)%          2.85%         (0.37)%          1.98%



Twelve Weeks Ended October 9, 1999 Compared to Twelve Weeks Ended October
10, 1998

Sales. For the twelve weeks ended October 9, 1999, sales were $983.2 million, or 14.0% higher than sales for the comparable period in the prior year, which were $862.8 million. Sales at Flowers Bakeries for the third quarter of fiscal 1999 were $227.2 million, an increase of 2.4% over sales of $221.8 million reported a year ago. The sales increase at Flowers Bakeries can be attributed to increases of 4.3% and 6.0% in branded and foodservice sales, respectively, slightly offset by a decrease of 6.2% in private label sales. Sales at Mrs. Smith's Bakeries for the third quarter of fiscal 1999, after excluding inter-segment sales, increased 2.0% to $143.9 million from $141.1 million reported a year ago. This increase was primarily driven by an 11.5% increase in foodservice and bakery deli sales partially offset by reductions of 1.5% in frozen retail and 9.2% in non-branded retail and co-pack sales of fresh snack products. The reduction of sales in the frozen retail sector is attributable to production difficulties, as discussed above, resulting in product shortages. Sales at Keebler for the third quarter of fiscal 1999 increased 23.2% to $615.8 million from $500.0 million reported a year ago. This increase is primarily the result of gains in the core Keebler branded product line, new product introductions, integration of the President International, Inc. ("President") business acquired in September of fiscal 1998 and continued improvements in the direct-to-store delivery system.

Gross Margin. Gross margin for the third quarter of fiscal 1999 was $493.9 million, or 2.8% higher than gross margin reported a year ago of $480.6 million. As a percentage of sales, gross margin was 50.2% for the third quarter of fiscal 1999, compared to 55.7% for the third quarter of fiscal 1998. Flowers Bakeries' gross margin as a percentage of sales of 53.7% for the third quarter of fiscal 1999 was essentially the same as the 53.8% in the third quarter of fiscal 1998. Mrs. Smith's Bakeries' gross margin for the third quarter of fiscal 1999 was 10.6% of sales compared to 42.4% reported a year ago. This decrease is primarily the result of delays associated with a massive production realignment project consisting of the installation and start-up of 25 new or relocated and upgraded production lines. Mrs. Smith's Bakeries experienced start-up costs and unabsorbed overhead associated with this project in the third quarter of fiscal 1999. Management expects gross margins as a percent of sales to improve in the fourth quarter but will continue to be depressed from prior year levels. Increased sales of lower margin items during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 also contributed to the decrease. Gross margin at Keebler declined slightly to 58.7% of sales during the third quarter of fiscal 1999 from 60.4% during the same period a year ago. This decrease was due primarily to the inclusion of President, whose products carry a higher cost structure, partially offset by increased productivity and efficiencies at Keebler's production facilities, cost reduction programs and lower ingredient and packaging costs.

Selling, Marketing and Administrative Expenses. During the third quarter of fiscal 1999, selling, marketing and administrative expenses were $428.3 million, or 43.6% of sales as compared to $368.2 million, or 42.7% of sales reported a year ago. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to increased distribution costs as a result of severe weather in North Carolina and Florida. Selling, marketing and administrative expenses at Mrs. Smith's Bakeries were 30.5% of sales in the third quarter of fiscal 1999 as compared to 28.6% of sales in the comparable quarter of 1998. These costs were higher as a percent of sales due primarily to increased distribution costs associated with Mrs. Smith's Bakeries' production realignment and advertising and promotional expenses which were committed to the retail market based on higher expected sales. Management believes that these costs will continue to be higher as a percent of sales in the fourth quarter and will return to more traditional levels as the new year begins. Due to the production realignment at Mrs. Smith's Bakeries discussed above, production was lower than anticipated which resulted in lower sales volumes during this seasonally high sales period. Selling, marketing and administrative expenses at Keebler were $279.3 million and 45.4% of sales for the third quarter of 1999 as compared to $232.2 million and 46.4% of sales in the third quarter of 1998. This reduction of expenses as a percent of sales is primarily attributable to savings gained on reduced distribution costs and synergies existing from the integration of President.

Depreciation and Amortization. Depreciation and amortization expense was $34.0 million for the third quarter of fiscal 1999, an increase of 16.2% over the same period a year ago. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President by Keebler and increased depreciation associated with capital improvements, partially offset by the benefit of reduced depreciation of approximately $2.6 million resulting from asset impairments recorded as part of the non-recurring charges in fiscal 1998 and fiscal 1999.

Interest Expense. For the third quarter of fiscal 1999, net interest expense was $18.4 million, an increase of 29.9% over the corresponding period in the prior year, which was $14.1 million. This increase is due primarily to interest on borrowings incurred to finance the acquisition of President by Keebler and on borrowings to partially fund capital improvement projects at Flowers.

Income Before Income Taxes. Income before income taxes was $13.3 million for the third quarter of fiscal 1999, a decrease of 80.0% compared to income of $66.5 million reported for the same period a year ago. This decrease is primarily the result of the increased costs associated with the production realignment project and increased selling expenses at Mrs. Smith's Bakeries, all of which is discussed above.

Income Taxes. For the third quarter of fiscal 1999, income taxes were $8.0 million, compared to $27.9 million reported for the comparable period in the prior year. Income tax expense for the quarter and year-to-date is effected by
(1) the interaction of the effective rate on Keebler's profits and the effective rate on the overall net loss before income taxes excluding Keebler and (2) the second quarter effect of the non-deductible goodwill in the Keebler charge. The overall effective rate for the year is expected to be approximately 45%.

Net Income (Loss). Net loss for the third quarter of fiscal 1999 was $9.1 million, a decrease of 137.0% as compared to $24.6 million net income reported a year ago. This decrease is due to the items discussed above.


Forty Weeks Ended October 9, 1999 Compared to Forty Weeks Ended October 10, 1998

Sales. For the forty weeks ended October 9, 1999, sales were $3,231.0 million, or 16.4% higher than sales for the same period a year ago, which were $2,776.2 million. Sales at Flowers Bakeries for the forty weeks of fiscal 1999 were $753.8 million, an increase of 2.8% over sales of $733.6 million reported a year ago. The sales increase at Flowers Bakeries can be attributed to increases of 2.5% and 9.6% in branded and foodservice sales, respectively, slightly offset by a decrease of 8.5% in private label sales. Sales at Mrs. Smith's Bakeries after excluding inter-segment sales for the forty weeks of fiscal 1999 were $426.4 million, an increase of 2.4% over sales of $416.5 million reported in the same period last year. Bakery deli and foodservice sales were up 6.9% and frozen retail sales were up 12.6%; however sales of non-branded and co-pack snack products experienced a decrease of 10.0%. Sales at Keebler for the forty weeks of fiscal 1999 increased 26.4% to $2,055.7 million from $1,626.7 million reported a year ago. This increase is primarily due to gains in the core Keebler branded product line, new product introductions and the acquisition of President.

Gross Margin. Gross margin for the forty weeks of fiscal 1999 was $1,689.5 million or 10.2% higher than gross margin reported a year ago, which was $1,532.7 million. As a percentage of sales, gross margin was 52.3% for the forty weeks of fiscal 1999, compared to 55.2% for the forty weeks of fiscal 1998. Flowers Bakeries' gross margin improved to 53.7% of sales for the forty weeks of fiscal 1999, compared to 53.3% of sales for the comparable period in the prior year. Product mix, pricing and production efficiencies primarily contributed to the increase. Mrs. Smith's Bakeries' gross margin for the forty weeks of fiscal 1999 was 26.0% of sales compared to 41.3% reported a year ago. This decrease is primarily the result of delays associated with the massive production realignment project discussed in the twelve week analysis above, the increased inventory reserve and increased sales of lower margin items during the forty weeks of fiscal 1999 as compared to the forty weeks of fiscal 1998. Gross margin at Keebler declined to 57.4% of sales during the forty weeks of fiscal 1999 from 59.7% during the same period a year ago. This decrease was due primarily to the inclusion of President, whose products carry a higher cost structure, partially offset by increased productivity and efficiencies at Keebler's production facilities, cost reduction programs and lower ingredient and packaging costs.

Selling, Marketing, and Administrative Expenses. During the forty weeks of fiscal 1999, selling, marketing and administrative expenses were $1,424.1 million, or 44.1% of sales as compared to $1,240.4 million, or 44.7% of sales reported a year ago. Selling, marketing and administrative expenses increased at Flowers Bakeries primarily due to increased distribution costs and spending for its management information systems implementation. Mrs. Smith's Bakeries' selling, marketing, and administrative expenses increased during the forty weeks of fiscal 1999 as compared to the same period a year ago as a result of the production realignment issues discussed in the twelve week analysis. Keebler's selling, marketing, and administrative expenses, as a percentage of sales, decreased during the forty weeks of fiscal 1999 as compared to the forty weeks of fiscal 1998 primarily due to savings gained on reduced distribution costs and synergies achieved in the integration of President.

Depreciation and Amortization. Depreciation and amortization expense was $107.2 million for the forty weeks of fiscal 1999, an increase of 15.3% over the same period a year ago, which was $93.0 million. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President by Keebler and increased depreciation associated with capital improvements, partially offset by the benefit of reduced depreciation of approximately $6.4 million resulting from asset impairments recorded as part of the non-recurring charges in fiscal 1998 and fiscal 1999.

Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" above.

Interest Expense. For the forty weeks of fiscal 1999, net interest expense was $62.4 million, an increase of 33.9% over the corresponding period in the prior year, which was $46.6 million. This increase is due primarily to interest on borrowings incurred to finance the acquisition of President by Keebler and on borrowings to partially fund capital improvement projects at Flowers and an acquisition at Flowers Bakeries.

Income Before Income Taxes. Income before income taxes was $26.6 million for the forty weeks of fiscal 1999, a decrease of 82.3% compared to income of $150.3 million reported for the same period a year ago. This decrease is primarily the result of the non-recurring charge at Keebler, increased costs associated with the production realignment project and increased selling expenses at Mrs. Smith's Bakeries, all of which are discussed in the twelve week analysis above. The cost increases were somewhat offset by increased earnings as a result of the President acquisition by Keebler.

Income Taxes. For the forty weeks of fiscal 1999, income taxes were $19.1 million, or 71.9% of pre-tax income as compared to $63.1 million or 41.9% for the comparable period in the prior year. Income tax expense for the quarter and year-to-date is effected by (1) the interaction of the effective rate on Keebler's profits and the effective rate on the overall net loss before income taxes excluding Keebler and (2) the second quarter effect of the non-deductible goodwill in the Keebler charge. The overall effective rate for the year is expected to be approximately 45%.

Net Income (Loss). Net loss for the forty weeks of fiscal 1999 was $12.0 million, a decrease of 121.8% as compared to the $55.0 million of net income reported a year ago. This decrease is due primarily to the items discussed above, partially offset by a negative cumulative effect of a change in accounting principal of $3.1 million recorded in the first quarter of fiscal 1998. This cumulative effect was recorded as a result of the Company's early adoption of Statement of Position

98-5 -- "Reporting on the Costs of Start-up Activities". An extraordinary charge due to early extinguishment of debt at Keebler in the third quarter of fiscal 1998 of $.9 million, net of tax and minority interest, also was a factor.

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

Based on its ongoing assessment of its systems, the Company has modified or replaced significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not present significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors, customers or other third parties, and the Company has surveyed those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has little or no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

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

Flowers Bakeries

With respect to information technology, Flowers Bakeries has completed the remediation, testing and implementation phases for its critical systems. A second Hand Held Computer (HHC) upload/download test (using critical Y2K dates such as YearEnd rollover) was conducted to validate the implementation of Version 4010. Version 4010 is considered to be the Y2K compliant version of the software utilized on the HHC which plays a key role in Flowers Bakeries' current exchange of information with customers.

All critical computer hardware items previously identified in inventory and assessed by an independent consultant have been tested, remediated or replaced by Y2K compliant equipment. The testing, remediation and replacement by plant engineers of operating equipment with embedded chips or software is 100% complete.

The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue is complete for systems that directly interface with Flowers Bakeries. To date, Flowers Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Flowers Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Flowers Bakeries. As Flowers Bakeries produces and distributes fresh baked products daily, detailed contingency plans are being finalized and put in place in an effort to ensue Flowers Bakeries is prepared to handle possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario.

Flowers Bakeries has engaged a consulting firm to audit Y2K progress. The firm has completed its final review with no new recommendations other than to complete implementation of Y2K plans developed by Flowers Bakeries, which has been accomplished.

As a backup strategy, Flowers Bakeries has developed several overlapping methods to ensure that any possible Year 2000 contingencies will be addressed quickly and decisively. A plant backup strategy will be in effect should the need arise. In emergency situations such as Year 2000, hurricane evacuations, power outages and major breakdowns, Flowers Bakeries currently uses a plan based on using primary and secondary plants to satisfy sales orders.

Flowers Bakeries operational regions (based on logistics, customer base, manufacturing facilities) have been designated as "primary" and "secondary" for the purpose of providing a backup mechanism. Corporate and Regional War Rooms will be activated in early December to monitor Year End activities (i.e., plant, branch and distribution operational status, utilities, communications, transportation and raw materials availability). A year-end schedule will be put into effect, which includes hand held computers, distribution system testing and plant checks before and immediately following the arrival of the new year to ensure that Flowers Bakeries capabilities are intact. Flowers Bakeries contingency planning efforts address customers, suppliers and Flowers Bakeries employees. A third-party payroll vendor will process a special payroll (i.e., a pre-Year 2000 run) to ensure employees will be paid in the unlikely event our internal payroll processing fails. Secondary raw material suppliers have been established should a primary supplier be unable to deliver. Additionally, suppliers are establishing two bulk raw material storage sites as another level of reinsuring that Flowers Bakeries' manufacturing plants can produce and deliver product. Plants will enter the new year with all on-site storage areas stocked at full capacity. Major customers have been personally contacted to make sure they are aware of Flowers Bakeries' Year 2000 preparations. The information presented above sets forth the principle steps Flowers Bakeries has taken to address Year 2000 issues. Flowers Bakeries does not expect compliance with Year 2000 issues or the most reasonable likely worst case scenario and related contingency plans to have a material impact on its business, results of operations or financial condition.

Mrs. Smith's Bakeries

With respect to information technology, Mrs. Smith's Bakeries has completed its assessment of this risk area. This assessment indicated that Mrs. Smith's Bakeries' significant information technology systems would not be affected. Mrs. Smith's Bakeries has recently completed a four-year SAP Enterprise-Wide Information Technology System Installation Project. This system is Year 2000 compliant and is responsible for running over 90% of the company's business processes. Mrs. Smith's Bakeries has completed similar "end to end" testing of its SAP environment, as discussed above for Flowers Bakeries' AS400 environment, and confirmed compliance.

Mrs. Smith's Bakeries has also engaged a consultant (the "Consultant") to inventory, assess and assist with remediation of all its critical computer hardware. The inventory has been completed and non-compliant systems have either been remediated or replaced. The assessment of the operating equipment with embedded chips or software has been completed. Testing of this equipment is more difficult than the testing of information technology systems. Mrs. Smith's Bakeries has completed testing and evaluation of remediation work completed on its existing operating equipment, but additional testing and evaluation of operating equipment will be ongoing as changes are made and new equipment is added to its operations. This process will continue through year end.

The assessment of third-party vendors or customers and their exposure to the Year 2000 Issue has been completed for both systems that directly interface with Mrs. Smith's Bakeries and for all other material exposure. Mrs. Smith's Bakeries completed surveying all third parties in January 1999. Mrs. Smith's Bakeries has completed remediation efforts on its systems and is 95% complete with the testing and implementation phases of its third-party vendors or customers' system interfaces. Mrs. Smith's Bakeries is continually assessing its third-party vendors or customers and expects to complete the testing and implementation phases for systems interface work by year end. Mrs. Smith's Bakeries has queried its significant suppliers that do not share information systems with Mrs. Smith's Bakeries (external agents). To date, Mrs. Smith's Bakeries is not aware of any external agent with a Year 2000 Issue that would materially impact its results of operations, liquidity or capital resources. However, Mrs. Smith's Bakeries has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact Mrs. Smith's Bakeries. The effect of noncompliance by external agents is not determinable by Mrs. Smith's Bakeries. As Mrs. Smith's Bakeries produces and distributes fresh and frozen baked products, detailed contingency plans are being put in place in an effort to ensure Mrs. Smith's Bakeries is prepared to handle possible interruptions to production and distribution, which would be the most reasonable likely worst case scenario. The plans have been completed and will be reviewed on an ongoing basis through the end of the year.

Based on the progress made to date in assessing its Year 2000 issues and its compliance with Year 2000 issues related to primary business information systems, Mrs. Smith's Bakeries does not foresee significant risks associated with its Year 2000 compliance at this time. However, Mrs. Smith's Bakeries has developed comprehensive contingency plans and will continually review these plans through the end of the year to address potential critical Year 2000 issues. The plan includes performing a complete backup of all computer systems (i.e., operational, financial and human resources) on December 31, 1999. In addition, facility checks will be performed at each administrative, production, distribution and shipping locations on January 1, 2000 to determine if utilities and equipment are functioning properly. In the event of a power failure at a specific location or order entry difficulties, manual sales orders will be completed and sent to another Mrs. Smith's Bakeries facility for processing into SAP. Mrs. Smith's Bakeries has also identified a sister location for each of our facilities, which will allow it to shift production and/or distribution capabilities in the event of failures at specific sites. In addition, since Mrs. Smith's Bakeries does not rely on any one supplier, second source suppliers and vendors are in place in the event that a supplier is unable to meet our material requirements. Finally, Mrs. Smith's Bakeries has established a plan with our third-party payroll processing company for payroll processing in the event that we are completely unable to perform the processing internally. The information presented above sets forth the principle steps Mrs. Smith's Bakeries has taken to address Year 2000 issues. Mrs. Smith's Bakeries does not expect compliance with Year 2000 issues or the most reasonable likely worst case scenario and related contingency plans to have a material impact on its business, results of operations or financial condition.

Keebler

Keebler has completed a comprehensive review of its computer systems and non-information technology systems to identify potential Year 2000 issues. As Keebler has implemented the SAP R/3 Enterprise Wide Information Systems and Manugistics software, both of which were developed/purchased as Year 2000 compliant, management does not anticipate that the impact of Year 2000 issues on its business will be material. In order to assess Year 2000 readiness, Keebler conducted a complete simulation of the SAP production environment during the second quarter of fiscal 1999 which incorporated the December 29, 1999 through January 4, 2000 and February 28, 2000 through March 2, 2000 timeframes. The overall success of the full production simulation is further indication that the risk factors for problems in the year 2000 are minimal for the SAP environment. Additionally, secondary information systems, which are not material to Keebler's ability to forecast, manufacture or deliver product, have been reviewed and Year 2000 issues identified. Currently, Keebler is in the process of correcting or upgrading these systems and intends to be Year 2000 compliant on all critical systems by December 1999.

Keebler has submitted a comprehensive questionnaire to its material vendors and suppliers in an effort to verify that they will be Year 2000 compliant and to identify any problem areas with these groups. Although the results of the questionnaire indicated that material vendors and suppliers intend to be Year 2000 compliant before the end of fiscal 1999, they were not able to provide any assurances. Keebler has developed a contingency plan to address potential Year 2000 failures caused by a third party. While there is no assurance that third parties will convert their systems in a timely manner and that they will be compatible with Keebler's systems, management believes these risks will be minimized due to the procedures related to third parties discussed above and the development of a contingency plan.

Keebler completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Year 2000 issues for this subsidiary. Many of the Year 2000 risks at President have been mitigated through the implementation of the SAP R/3 Enterprise Wide Information Systems and Manugistics software at the President facilities.

Based on the progress made to date in assessing its Year 2000 issues and its compliance with Year 2000 issues related to primary business information systems, Keebler does not foresee significant risks associated with its Year 2000 compliance at this time. However, Keebler has developed a comprehensive contingency plan to address potential critical Year 2000 issues. The plan includes performing a complete backup of all of our computer systems (i.e. operational, financial and human resources) on December 31, 1999. In addition, facility checks will be performed at each of our corporate, manufacturing, distribution and shipping locations on January 1, 2000 to determine if utilities and equipment are functioning properly. In the event of a power failure at a specific location or order entry difficulties with our hand-held personal computers, manual sales orders will be completed and sent to another Keebler facility for processing into SAP. We have also identified a sister location for each of our facilities, which will allow us to shift production and/or distribution capabilities in the event of failures at specific sites. In addition, since Keebler does not rely on any one supplier, second source suppliers and vendors are in place in the event that a supplier is unable to meet our material requirements. Finally, we have established a plan with our third-party payroll processing company for payroll processing in the event that we are completely unable to perform, the processing internally.

The information presented above sets forth the principle steps Keebler has taken to address Year 2000 issues. Keebler does not expect compliance with Year 2000 issues or the most reasonable likely worst case scenario and related contingency plan to have a material impact on its business, results of operations or financial condition.

Summary

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the plan is estimated at $5 to $6 million and is being funded through operating cash flow and expensed as incurred. To date, the Company has expended approximately $4.7 million related to the assessment of, and remediation efforts on, its Year 2000 modification projects, the development of the plan for the purchase of new systems and system modifications.

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

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's compliance with the Year 2000 Issue on its primary business information systems, the Company does not foresee significant risks associated with its Year 2000 compliance on such systems at this time. However, contingency plans have been developed by Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, as discussed above.

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" set forth below.

Forward-Looking Statements:

Certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitive conditions in the baked foods industry, potential regulatory obligations, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic and business conditions (including the baked foods markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the impact of any Year 2000 disruptions, the extent to which the Company is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, timing in having newly installed production lines at Mrs. Smith's Bakeries fully operative, changes in the Company's business strategies and other factors discussed herein.

Item 3. Quantitative And Qualitative Disclosures About Market Risk:

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

Commodity Price Risk

The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. Based on the Company's derivative portfolio as of October 9, 1999, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $18.6 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION - Information regarding each of the Company's segments' operations for each quarter of fiscal 1998 is as follows (amounts in thousands):


                                      For the 16
                                         Weeks                                                                      For the 52
                                         Ended                             For the 12 Weeks Ended                   Weeks Ended
                                      ------------        -------------------------------------------------         -----------
                                        April 25,         July 18,           October 10,         January 2,          January 2,
                                          1998              1998                1998               1999                 1999
                                      ------------        ---------          ----------         -----------         -----------

Sales:
  Flowers Bakeries                    $   285,958         $ 225,870         $   221,795         $   216,247         $   949,870
  Mrs. Smith's Bakeries                   180,877           137,091             156,350             198,503             672,821
  Keebler                                 636,746           490,042             499,897             599,795           2,226,480
  FII                                        (550)               --                  --                 893                 343
  Eliminations(1)                         (25,997)          (16,579)            (15,258)            (15,219)            (73,053)
                                      -----------         ---------         -----------         -----------         -----------
                                      $ 1,077,034         $ 836,424         $   862,784         $ 1,000,219         $ 3,776,461
                                      ===========         =========         ===========         ===========         ===========

Depreciation and Amortization:
  Flowers Bakeries                    $    10,527         $   8,215         $     7,989         $     6,756         $    33,487
  Mrs. Smith's Bakeries                     5,405             4,436               4,747               4,088              18,676
  Keebler                                  16,236            15,313              14,934              22,642              69,125
  FII                                       2,028             1,574               1,582               2,293               7,477
                                      -----------         ---------         -----------         -----------         -----------
                                      $    34,196         $  29,538         $    29,252         $    35,779         $   128,765
                                      ===========         =========         ===========         ===========         ===========

Income from Operations:
  Flowers Bakeries                         19,995         $  17,602         $    15,987         $    22,195         $    75,779
  Mrs. Smith's Bakeries                    10,056             9,832              16,102               9,865              45,855
  Keebler                                  31,676            38,180              57,251              72,784             199,891
  FII                                      (5,750)           (5,380)             (6,221)             (3,472)            (20,823)
  Non-recurring charge(2)                      --                --              (2,453)            (65,860)            (68,313)
                                      -----------         ---------         -----------         -----------         -----------
                                      $    55,977         $  60,234         $    80,666         $    35,512         $   232,389
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27 -- Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K --- The Company filed a report on Form 8-K on October 5, 1999 relating to a press release by the Company regarding its third quarter fiscal 1999 earnings.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FLOWERS INDUSTRIES, INC.



                                               /s/ AMOS R. MCMULLIAN
                                            ----------------------------------
                                            By: Amos R. McMullian
                                                Chairman of the Board



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


Date: November 23, 1999