Form 10-K
period 2000-01-01
FLOWERS INDUSTRIES INC /GA
filed 2000-03-31
CIK 826227

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

               FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-9787

                            FLOWERS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                         58-0244940
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

              1919 FLOWERS CIRCLE                                     31757
              THOMASVILLE, GEORGIA                                  (Zip Code)
    (Address of principal executive offices)

      (Registrant's telephone number, including area code)  (912) 226-9110

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                      -----------------------------------------
 COMMON STOCK, $.625 PAR VALUE, TOGETHER WITH                  NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS
                                                               NEW YORK STOCK EXCHANGE
          7.15% DEBENTURES DUE 2028

       Securities registered pursuant to Section 12(g) of the Act:  None
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price on the New York Stock Exchange on March 24, 2000: $1,277,230,765

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              TITLE OF EACH CLASS                         OUTSTANDING AT MARCH 24, 2000
              -------------------                         -----------------------------
         COMMON STOCK, $.625 PAR VALUE                              99,984,967

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000 OF KEEBLER FOODS COMPANY, A DELAWARE CORPORATION, AND PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS ON MAY 31, 2000 IN PART III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

 ITEM NO. 1.  BUSINESS....................................................    1
          2.  PROPERTIES..................................................   10
          3.  LEGAL PROCEEDINGS...........................................   10
          4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

 ITEM NO. 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   11
          6.  SELECTED FINANCIAL DATA.....................................   12
          7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION..........................   13
         7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   24
          8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
          9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   25

ITEM NO. 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25
         11.  EXECUTIVE COMPENSATION......................................   25
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   25
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

ITEM NO. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   25

               INCORPORATION OF CERTAIN INFORMATION BY REFERENCE

     The Registrant incorporates by reference into this Annual Report on Form 10-K for the fiscal year ended January 1, 2000, certain portions of the Annual Report on Form 10-K of Keebler Foods Company for its fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission on March 23, 2000 (File No. 001-13705) (the "Keebler Form 10-K"), as follows:

         ITEM OF KEEBLER ANNUAL REPORT                     ITEM OF FLOWERS ANNUAL REPORT
              ON FORM 10-K BEING                                ON FORM 10-K BEING
           INCORPORATED BY REFERENCE                         INCORPORATED BY REFERENCE
         -----------------------------                     -----------------------------
                    PART II                                           PART II

Item 6.   Selected Financial Data                 Item 6.   Selected Financial Data
Item 7.   Management's Discussion and             Item 7.   Management's Discussion and
          Analysis of Financial Condition                   Analysis of Financial Condition
          and Results of Operations                         and Results of Operations
Item 7a.  Quantitative and Qualitative            Item 7a.  Quantitative and Qualitative
          Disclosures About Market Risk                     Disclosures About Market Risk

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

     In the fresh baked product line (Flowers Bakeries), the Company focuses on the production and marketing of baked foods to customers in the super-regional 16 state area in and surrounding the southeastern United States. In this effort, the Company has devoted significant resources to modernizing production facilities and improving its distribution capabilities, as well as actively marketing well-recognized brands such as Nature's Own and Cobblestone Mill bread. Since 1980, the Company has acquired 26 local bakery operations which are generally within or contiguous to its existing region and which can be served with its extensive direct store door delivery ("DSD") system. The Company's strategy is to use acquisitions to better serve new and existing customers, principally by increasing the productivity and efficiency of newly acquired plants, establishing reciprocal baking arrangements among its bakeries and by extending its DSD system. Flowers Bakeries' DSD system utilizes approximately 3,100 independent distributors who own the right to sell the Company's fresh baked products within their respective territories.

     The Company's frozen baked foods operations (Mrs. Smith's Bakeries) began in the mid-1970s with the acquisition of Stilwell Foods, a producer of frozen products initially marketed to customers in the southeastern and southwestern United States. In 1989, the Company entered the frozen bread and dough market in the southeastern United States with its acquisition of the bakery operations of Winn-Dixie, Inc. In 1991, the Company undertook its first significant entry into the national market for frozen baked dessert products with the acquisition of Pies, Inc., a midwest-based producer of premium desserts for the restaurant and foodservice markets, and further expanded its national presence by acquiring the Oregon Farms brand of retail frozen desserts. In 1996, the Company obtained a leading presence in the frozen baked dessert category with the acquisition of the business of Mrs. Smith's Inc., which markets the leading national brand of frozen pies sold at retail. In 1998, the Company launched "Operation 365," a strategy aimed at significantly expanding year-round sales in the frozen dessert baked product category through product line extensions designed to take advantage of nationwide consumer recognition of the Mrs. Smith's brand name. Examples of significant product line extensions include Mrs. Smith's frozen fruit cobblers and Mrs. Smith's Restaurant Classics frozen pies for retail and foodservice distribution. In 1999, Mrs. Smith's developed a new line of Mrs. Smith's Cookies and Cream frozen deserts that are co-branded with Keebler. These pies were introduced to the market during the first quarter of 2000.

     In a series of transactions from 1996 through 1998, the Company entered the cookie and cracker marketplace by acquiring Keebler, the number two producer and marketer of cookies and crackers in the United States. On February 3, 1998, Keebler completed its initial public offering in which Flowers' co-investors sold a portion of their shares to the public. Concurrently with that offering, Flowers purchased an additional 11.5% of Keebler from its co-investors for approximately $309 million in cash, thereby increasing its ownership to approximately 55% of the total Keebler shares outstanding. In September, 1998, Keebler purchased all of the outstanding common stock of President International, Inc. ("President"). President was the fifth largest cookie marketer in the United States and the leading supplier of Girl Scout cookies. Its key brands include Famous Amos, Plantation and Murray. In March 2000, Keebler acquired Austin Foods, Inc. ("Austin"). Austin is a leading producer and marketer of single serve baked snacks, including cracker sandwiches and bite sized crackers and cookies.

     The Company has a leading presence in each of the major product categories in which it competes. Flowers Bakeries' fresh baked branded bread and roll sales rank first or second in 18 of the 22 major markets it serves. It's Nature's Own brand is the number one volume brand of wheat/variety bread in the country despite being marketed in only 40% of the United States. Mrs. Smith's Bakeries is one of the leading frozen baked dessert producers and marketers in the United States, and its Mrs. Smith's pies are the leading national brand of frozen pies sold at retail. Keebler is the number two producer and marketer of branded cookies and crackers, the number one producer and marketer of private label cookies and the number one producer and marketer of crackers for the foodservice market.

     The Company is committed to being the low cost producer in all of its operations and has made significant capital investments in recent years to modernize, automate and expand its production and distribution capabilities. Flowers has invested heavily over the past five years at both Flowers Bakeries and Mrs. Smith's Bakeries. Capital spending at Flowers Bakeries was primarily directed toward expanding and modernizing existing production facilities. In 1999, the most significant production facility expenditure was the installation of a fully automated wrapping system for three production lines in a new 6,000 square foot facility at its Goldsboro facility. Mrs. Smith's Bakeries has completely realigned its production capabilities over the last two years spending approximately $174.0 million. This realignment included the relocation and upgrading of 25 production lines at seven of its 10 operating facilities. When complete in 2000, Mrs. Smith's Bakeries will have significantly more capacity at fewer locations and will be operating much more efficiently. These competitive advantages will give Mrs. Smith's Bakeries the ability to exploit every opportunity in the rapidly growing foodservice segment as well as continue its growth in the retail market. With these major projects complete, capital spending in 2000 will be substantially reduced and directed toward completing 1999 carryover projects and performing normal repair and maintenance at existing facilities. Keebler has invested significantly in streamlining its operations, including the integration of the production capacity of Sunshine and President. Keebler has closed plants, consolidated production and invested in new technology to become a more efficient producer of cookies and crackers.

PRODUCTS

     The Company produces baked foods in three segments: Flowers Bakeries (fresh baked foods), Mrs. Smith's Bakeries (frozen baked foods) and Keebler (cookies and crackers).

  Flowers Bakeries -- Fresh Baked Foods

     In 1999, Flowers Bakeries was the leading producer of fresh baked foods and ranked first or second in 18 of the 22 major markets it serves and was developing its presence in the other markets it has recently entered. Flowers Bakeries' market includes 16 states in the eastern, southeastern and south central United States.

     Flowers Bakeries markets its fresh soft variety and white breads under numerous brand names, including Flowers, Nature's Own, Whitewheat, Cobblestone Mill, Dandee, Evangeline Maid, Betsy Ross, ButterKrust and Purity, among others. Within licensed geographic territories, Flowers Bakeries also markets fresh bread under the Sunbeam, Roman Meal, and Bunny trademarks. Nature's Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed in only 40% of the United States. Rolls and buns are marketed under the Cobblestone Mill, Breads International and other brand names. Flowers Bakeries has used its strong brand recognition to expand to new product lines, such as the successful introduction of Cobblestone Mill Breakfast Breads and in 1999, a highly successful 100% wheat, sugar free loaf under the

Natures Own brand. Fresh baked snack cakes, donuts, pastries and other sweet snacks are sold primarily under the BlueBird brand, as well as ButterKrust and Sunbeam.

     In addition to its branded products, Flowers Bakeries also packages baked foods under private labels for retailers. While private label products carry lower margins than branded products, Flowers Bakeries is able to use private label offerings to expand total shelf space and to effectively maximize capacity utilization.

     Flowers Bakeries also supplies numerous restaurants, institutions and foodservice companies, with fresh bread products, including Burger King, Wendy's, Krystal, Arby's, Outback Steakhouse, Hardees, Applebees, Dairy Queen and Chili's. Flowers Bakeries is a preferred supplier to Burger King and currently supplies baked products to approximately 2,150 Burger King restaurants in the Southeast. Flowers Bakeries also sells fresh baked products to wholesale distributors for ultimate sale to a wide variety of food outlets.

  Mrs. Smith's Bakeries -- Frozen Baked Foods

     Mrs. Smith's Bakeries and Sara Lee have the two largest shares of the frozen baked dessert market. Mrs. Smith's Bakeries' frozen baked pies were the number one retail frozen brand pies in the United States for 1999. Mrs. Smith's Bakeries' frozen baked foods are marketed throughout the United States; and, based on consumer surveys, Mrs. Smith's enjoys a 94% brand awareness in United States households.

     Mrs. Smith's Bakeries' frozen pies, cakes, cobblers and other baked desserts are sold under the Mrs. Smith's, Mrs. Smith's Restaurant Classics, Mrs. Smith's Special Recipe, Oregon Farms, Stilwell, Pet-Ritz, Banquet and Oronoque Orchard brand names in the frozen foods sections of supermarkets, as are Mrs. Smith's Bakeries' frozen pie shells, mixed fruits and quiche fillings. Mrs. Smith's Bakeries has also introduced a line of frozen baked desserts that feature low fat crusts and no-sugar-added fruit fillings. In the first quarter of fiscal 2000, Mrs. Smith's Bakeries introduced the Mrs. Smith's Cookies and Cream line of frozen pies that are co-branded with Keebler. Mrs. Smith's Bakeries' frozen baked products also include specialty baked and parbaked (partially baked) breads, buns and rolls marketed under the European Bakers, Ltd. and Our Special Touch brands, which are sold at retail. Mrs. Smith's Bakeries also co-packs these and other fresh bakery snack food products on behalf of other industry participants who sell these products under their own proprietary brand names.

     Mrs. Smith's Bakeries produces frozen pies, cakes and desserts as well as bread, rolls and buns for sale to foodservice customers and wholesalers, such as Sysco, and markets fresh and frozen hearth-baked specialty bread, breadsticks and rolls to chain restaurants such as Outback Steakhouse and Olive Garden.

     Traditionally, frozen pie sales are heavily concentrated throughout the year-end holiday season. In 1998, Mrs. Smith's Bakeries launched "Operation 365," a strategy aimed at significantly expanding non-seasonal sales in the frozen baked product line by introducing new products under the Mrs. Smith's brand, thereby extending the well-recognized Mrs. Smith's brand name to existing and related products. In fiscal 1998, Mrs. Smith's Bakeries' introduced Mrs. Smith's Restaurant Classics, which are frozen premium, restaurant-quality cream pies sold for retail and foodservice distribution. In the first quarter of fiscal 2000, Mrs. Smith's Bakeries introduced the Mrs. Smith's Cookies and Cream line of frozen pies that are co-branded with Keebler.

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

  Keebler -- Cookies and Crackers

     Keebler is the second largest cookie and cracker producer in the United States with net sales of over $2.6 billion and a 25.4% share of the United States cookie and cracker market. In the United States, Keebler is the number two producer and marketer of branded cookies and crackers, the leading licensed supplier of Girl Scout cookies, the number one producer of private label cookies and the number one producer of crackers for the foodservice market. Keebler produces cookies and crackers under well-recognized brands including, among others, Chips Deluxe, Sandies, Fudge Shoppe, Vienna Fingers, Droxies, Famous Amos, Olde New England, Murray, Carr's, Town House, Club, Wheatables, Zesta, Cheez-It, Sunshine Krispy, Munch'ems and Ready Crust. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

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

     With the acquisition of President, Keebler also became the leading licensed supplier of cookies for the Girl Scouts of America. Keebler exclusively supplies more than one-half of the approximately 320 Girl Scout Councils in the United States and is one of only three cookie manufacturers licensed by the Girl Scouts of America to manufacture Girl Scout cookies. Keebler employs dedicated marketing personnel to assist the various Girl Scout Councils with sales, marketing and public relations. Historically, President's net sales, net income and cash flow have been higher in the first quarter than any other fiscal quarter because substantially all sales of Girl Scout cookies have occurred in that quarter. In March 2000, Keebler acquired Austin Quality Foods, Inc., a leading producer and marketer of single-serve baked snacks, including cracker sandwiches and bite-sized crackers and cookies. Austin will provide Keebler with enhanced growth opportunities in key alternate retail channels.

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

  Flowers Bakeries -- Fresh Baked Foods

     Flowers Bakeries owns and operates 26 fresh bread and bun bakeries in 10 states. Flowers Bakeries has invested approximately $281 million over the past five years, primarily to build new state-of-the-art baking facilities and to significantly upgrade existing facilities. During this period, Flowers Bakeries has added 13 new highly-automated production lines in eight of its facilities. In 1999, a fully automated wrapping system for three production lines was installed in a new 6,000 square foot facility at Flowers Bakeries' Goldsboro facility. The Company believes that these investments, undertaken at a time when many competitors were minimizing capital improvements due to leverage or earnings pressure, have made Flowers Bakeries the most efficient major producer of fresh baked foods in the United States. Flowers Bakeries believes that its capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes and greater production volume at a lower cost per unit. While its major capital improvement program is largely complete, Flowers Bakeries intends to continue to invest in its plant and equipment to maintain the highest levels of efficiency.

     Distribution of fresh baked foods involves determining appropriate order levels, delivering the product from the plant to the customer, stocking the product on the shelves, visiting the customer one to three times daily to ensure that inventory levels remain adequate and removing stale goods. In 1986, Flowers Bakeries began converting its bakery sales routes from employees operating company-owned vehicles to a DSD system of exclusive independent distributors. Flowers Bakeries effected this change by selling its sales routes, primarily to its sales employees. Flowers Bakeries initially financed these purchases over ten years, but in

1996, these obligations were sold to a financial institution. Currently, all distributor purchase arrangements are made directly with a financial institution, and, pursuant to an agreement, Flowers Bakeries manages and services these arrangements.

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

       Mrs. Smith's Bakeries -- Frozen Baked Foods

     Mrs. Smith's Bakeries operates 10 production facilities with 44 production lines for its pies, cakes, breads, rolls and snack foods. Mrs. Smith's Bakeries maintains maximum operating efficiency by producing high volume fresh snack products on long runs to complement its branded frozen baked products, sales of which are seasonal in nature. Mrs. Smith's Bakeries completely realigned its production capabilities over the last two years, spending $174.0 million. This realignment included the relocation and upgrading of 25 production lines at seven of its 10 operating facilities. When complete in 2000, Mrs. Smith's Bakeries will have significantly more capacity at fewer locations and will be operating much more efficiently. These competitive advantages will give Mrs. Smith's Bakeries the ability to exploit every opportunity in the growing foodservice segment as well as continue its growth in the retail market. With these major projects near completion, capital spending in 2000 will be used to finish 1999 carryover projects and for normal repair and maintenance at existing facilities.

     Mrs. Smith's Bakeries' distribution facilities are strategically located near its production facilities to simplify distribution logistics and shorten delivery times. The plant in Stilwell, Oklahoma was the focus of a $60.0 million capital spending project to add production capacity and will be the primary producer of frozen pies. This facility also serves as a principal point of distribution for Mrs. Smith's Bakeries' products. The state-of-the-art Suwanee distribution facility is located on a major interstate corridor near four of Mrs. Smith's Bakeries' frozen dessert production facilities. This facility contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer, and computer-controlled bar-coding and inventorying. The automation of this facility enables Mrs. Smith's Bakeries to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. In addition to cost efficiencies, these features allow the Suwanee facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. Production capacity was added to this facility as part of the realignment project, increasing Mrs. Smith's Bakeries' production capacity and enhancing operating efficiencies by having contiguous production and frozen storage.

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

Keebler operates 15 manufacturing facilities located throughout the United States, of which 13 are owned and two are leased. Keebler also owns and operates a dairy in Fremont, Ohio that produces cheese under a proprietary formula which is used as an ingredient in Cheez-It crackers. Keebler's distribution facilities consist of 15 shipping centers attached to its manufacturing facilities, nine stand-alone shipping centers (two owned and seven leased) and 63 distribution centers (10 owned and 53 leased) throughout the United States. Of the 63 distribution centers, 11 are subleased. Keebler also leases 100 warehouses (of which one is idle) and 20 depots that are located throughout the United States and are utilized by the sales force in the distribution of Keebler's products.

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

     In addition to the Keebler and President DSD systems, Keebler uses a network of independent distributors and brokers to serve convenience stores and vending distributors. In the case of club stores, Keebler uses a dedicated sales force and ships products directly to the customers' warehouses. Keebler also uses a warehouse sales and distribution system to sell and distribute Keebler Ready Crust pie crusts. Carr's crackers are sold through a network of independent specialty distributors.

CUSTOMERS

     The Company's top ten customers in 1999 accounted for 31% of sales. No single customer accounted for more than 10% of the Company's sales.

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

     Mrs. Smith's Bakeries -- Frozen Baked Foods

     The frozen baked foods industry is led by Mrs. Smith's Bakeries, Pillsbury and Sara Lee. Other significant competitors in the frozen baked dessert category include Rich Products, Edwards and Pepperidge Farm. Competitors for the Mrs. Freshley's brand products produced by Mrs. Smith's Bakeries include

Interstate (Hostess) and McKee (Little Debbie). Mrs. Freshley's is the country's number three fresh pastry brand sold through vending machines.

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

     Keebler -- Cookies and Crackers

     The United States branded cookie and cracker industry is led by Keebler and Nabisco, which together accounted for approximately 59.9% of total sales volume in 1999. Keebler has an approximate 25.4% share of the retail cookie and cracker market, while Nabisco, the largest manufacturer in the United States cookie and cracker industry, has an approximate 34.5% share. The remaining industry participants primarily target certain segments of the industry or focus on certain regions of the United States. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in Keebler's markets takes many forms including establishing favorable brand recognition, developing products sought by consumers, implementing appropriate pricing, providing strong marketing support and obtaining access to retail outlets and sufficient shelf space.

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

EMPLOYEES

     Flowers employs approximately 6,300 persons, approximately 500 of whom are covered by collective bargaining agreements. Keebler employs approximately 11,600 persons, of whom approximately 5,400 are covered by collective bargaining agreements. The Company believes that it has good relations with its employees.

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

NAME, AGE AND OFFICE                                        BUSINESS EXPERIENCE
--------------------                                        -------------------

AMOS R. MCMULLIAN                         Chairman of the Board of Directors of the Company since
  Age 62                                  January 1985; Chairman of the Executive Committee since
  Chairman of the Board and               January 1984; Chief Executive Officer of the Company
  Chief Executive Officer                 since April 1981; Vice Chairman of the Board of
                                          Directors (1984-1985); Co-Chairman of the Executive
                                          Committee (1983-1984); President and Chief Operating
                                          Officer (1976-1984); Director of the Company since
                                          1975; joined the Company in 1963; Director of Keebler
                                          since January 1996.

ROBERT P. CROZER                          Vice Chairman of the Board of Directors of the Company
  Age 53                                  since 1989; Vice President -- Marketing (1985-1989);
  Vice Chairman of the Board              President and Chief Operating Officer, Convenience
                                          Products Group (1979-1989); Corporate Director of
                                          Marketing Planning (1979-1985); Director of the Company
                                          since 1979; joined the Company in 1973; Director of
                                          Keebler since January 1996 and Chairman of the Board of
                                          Directors of Keebler since February 1998.

G. ANTHONY CAMPBELL                       Secretary and General Counsel of the Company since
  Age 47                                  January 1985; Assistant General Counsel (1983-1985);
  Secretary and General Counsel           joined the Company in 1983; Director of the Company
                                          since 1991; Director of Keebler since February 1998.

GEORGE E. DEESE                           President and Chief Operating Officer of Flowers
  Age 53                                  Bakeries, Inc. since January 1997; President and Chief
  President and Chief Operating           Operating Officer, Baked Products Group (1983-1997);
  Officer, Flowers Bakeries, Inc.         Regional Vice President, Baked Products Group
                                          (1981-1983); President of Atlanta Baking Company
                                          (1980-1981); joined the Company in 1964.

GARY L. HARRISON                          President and Chief Operating Officer of Mrs. Smith's
  Age 62                                  Bakeries, Inc., since January 1997; President and Chief
  President and Chief Operating           Operating Officer, Specialty Foods Group (1989-1997);
  Officer, Mrs. Smith's Bakeries, Inc.    Executive Vice President, Baked Products Group
                                          (1987-1989); Regional Vice President, Baked Products
                                          Group (1977-1987); President of Flowers Baking Company
                                          of Thomasville (1976-1977); joined the Company in 1954.

JIMMY M. WOODWARD                         Vice President and Chief Financial Officer since
  Age 39                                  February 2000; Treasurer and Chief Accounting Officer
  Vice President and                      of the Company October 1997 to January 2000; Assistant
  Chief Financial Officer                 Treasurer, for more than five years prior to that time;
                                          joined the Company in 1985; Director of Keebler since
                                          February 1998.

MARTA JONES TURNER                        Vice President of Public Affairs of the Company since
  Age 46                                  September 1997; Director of Public Affairs, for more
  Vice President of Public Affairs        than five years prior to that time; joined the Company
                                          in 1978.

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

FLOWERS BAKERIES

Birmingham, Alabama
Opelika, Alabama
Tuscaloosa, Alabama
Ft. Smith, Arkansas
Pine Bluff, Arkansas
Texarkana, Arkansas
Bradenton, Florida
Jacksonville, Florida
Miami, Florida
Atlanta, Georgia
Chamblee, Georgia
Thomasville, Georgia
Villa Rica, Georgia
Baton Rouge, Louisiana
Lafayette, Louisiana
New Orleans, Louisiana
Goldsboro, North Carolina
Jamestown, North Carolina
Morristown, Tennessee
El Paso, Texas
Houston, Texas
San Antonio, Texas
Tyler, Texas
Lynchburg, Virginia
Bluefield, West Virginia
Charleston, West Virginia

MRS. SMITH'S BAKERIES

Montgomery, Alabama
Atlanta, Georgia
Forest Park, Georgia
Suwannee, Georgia
Tucker, Georgia
London, Kentucky
Pembroke, North Carolina
Stilwell, Oklahoma
Spartanburg, South Carolina
Crossville, Tennessee

KEEBLER

Birmingham, Alabama
North Little Rock, Arkansas
Denver, Colorado
Athens, Georgia
Augusta, Georgia
Columbus, Georgia
Macon, Georgia
Chicago, Illinois
Des Plaines, Illinois
Kansas City, Kansas
Florence, Kentucky
Louisville, Kentucky
Grand Rapids, Michigan
Charlotte, North Carolina
Cincinnati, Ohio
Marietta, Oklahoma
Cleveland, Tennessee

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                                                        CASH DIVIDEND
                                                            MARKET PRICE              PER COMMON SHARE
                                                ------------------------------------  -----------------
                                                     FY 1999            FY 1998
                                                -----------------  -----------------
QUARTER                                          HIGH       LOW     HIGH       LOW    FY 1999   FY 1998
-------                                         -------   -------  -------   -------  -------   -------
First.........................................   25 1/2    21 3/4   26 5/16   20 1/8   .1250     .1150
Second........................................   25 1/16   16 3/8   23 7/8    19 3/8   .1275     .1175
Third.........................................   17 7/8    13 5/16   22 7/16   16 1/2   .1300    .1200
Fourth........................................   17 5/8    14 5/16   24 3/4   18 1/2   .1325     .1225
                                                                                       -----     -----
          Total...............................                                         .5150     .4750
                                                                                       =====     =====

                            EQUITY SECURITY HOLDERS

                                                              NUMBER OF SHAREHOLDERS OF
TITLE OF CLASS                                                RECORD AT MARCH 24, 2000
--------------                                                -------------------------
Common Stock, $.625 Par Value,
  Together with Preferred Share Purchase Rights.............            8,205

     The preceding table presents the high and low market price and cash dividend information for each fiscal quarter as it relates to the Company's common stock, $.625 par value. The Company's common stock is traded on the New York Stock Exchange. Cash dividends have been paid on these shares every quarter since December 1971.

     The declaration of dividends is at the discretion of the Board of Directors of the Company and is subject to the satisfaction of covenants under its existing credit facilities. While the Company intends to continue to pay quarterly cash dividends on its Common Stock, the declaration and payment of future dividends and the amount thereof will be dependent upon the Company's financial condition, results of operations, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors. In addition, the existing debt agreements of Keebler contain covenants which limit Keebler's ability to, among other things, pay dividends. As of January 1, 2000, Keebler was in compliance with all dividend restrictions and declared a dividend on February 23, 2000 of $0.1125 per share. Declaration and payment of future Keebler dividends and the amount thereof will be dependent upon Keebler's financial condition, results of operations and cash requirements for its business, future prospects and other factors deemed relevant by Keebler's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated historical financial data presented below as of and for the fiscal years 1999 and 1998, transition period 1998, fiscal years 1997, 1996 and 1995 have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The results of operations presented below are not necessarily indicative of results to be expected for any future period and should be read in conjunction with "Matters Affecting Analysis" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K.

                                                                     FOR THE 27
                                    FOR THE 52 WEEKS ENDED           WEEKS ENDED                FOR THE 52 WEEKS ENDED
                               ---------------------------------   ---------------   --------------------------------------------
                               JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996   JULY 1, 1995
                               ---------------   ---------------   ---------------   -------------   -------------   ------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Sales........................    $4,236,010        $3,765,367        $  784,097       $1,437,713      $1,238,564      $1,129,203
Materials, supplies, labor
  and other production
  costs......................     2,001,956         1,702,581           418,926          787,799         674,762         599,416
Selling, marketing and
  administrative expenses....     1,845,101         1,633,319           301,426          534,285         461,610         418,082
Depreciation and
  amortization...............       144,619           128,765            26,930           45,970          40,848          36,604
Non-recurring charge.........        60,355            68,313                --               --              --              --
Interest expense.............        82,565            72,840            12,144           25,691          13,004           7,086
Interest income..............        (1,700)           (4,115)             (348)            (582)
Gain on sale of distributor
  notes receivable...........                                                             43,244
Income before income taxes,
  investment in
  unconsolidated affiliate,
  minority interest,
  extraordinary loss and
  cumulative effect of
  changes in accounting
  principles.................       103,114           163,664            25,019           87,794          48,340          68,015
Income taxes.................        56,260            74,391             9,632           33,191          18,185          25,714
Income from investment in
  unconsolidated affiliate...            --                --            18,061            7,721             613              --
Income before minority
  interest, extraordinary
  loss and cumulative effect
  of changes in accounting
  principles.................        46,854            89,273            33,448           62,324          30,768          42,301
Minority interest............       (39,560)          (43,305)               --               --              --              --
Income before extraordinary
  loss and cumulative effect
  of changes in accounting
  principles.................         7,294            45,968            33,448           62,324          30,768          42,301
Extraordinary loss due to
  early extinguishment of
  debt, net of tax benefit
  and minority interest......            --              (938)               --               --              --              --
Cumulative effect of changes
  in accounting principles,
  net of tax benefit.........            --            (3,131)           (9,888)              --              --              --
Net income...................    $    7,294        $   41,899        $   23,560       $   62,324      $   30,768      $   42,301
NET INCOME PER COMMON SHARE:
Basic:
  Income before extraordinary
    loss and cumulative
    effect of changes in
    accounting principles....    $      .07        $      .47        $      .38       $      .71      $      .35      $      .49
  Extraordinary loss due to
    early extinguishment of
    debt, net of tax benefit
    and minority interest....            --              (.01)               --               --              --              --
  Cumulative effect of
    changes in accounting
    principles, net of tax
    benefit..................            --              (.03)             (.11)              --              --              --
  Net income per common
    share....................    $      .07        $      .43        $      .27       $      .71      $      .35      $      .49
  Weighted average shares
    outstanding..............       100,112            96,393            88,368           88,000          86,933          86,229
Diluted:
  Income before extraordinary
    loss and cumulative
    effect of changes in
    accounting principles....    $      .07        $      .47        $      .38       $      .71      $      .35      $      .49
  Extraordinary loss due to
    early extinguishment of
    debt, net of tax benefit
    and minority interest....            --              (.01)               --               --              --              --
  Cumulative effect of
    changes in accounting
    principles, net of tax
    benefit..................            --              (.03)             (.11)              --              --              --
  Net income per common
    share....................    $      .07        $      .43        $      .27       $      .71      $      .35      $      .49
  Weighted average shares
    outstanding..............       100,420            96,801            88,773           88,401          87,211          86,438
BALANCE SHEET DATA:
Total assets.................    $2,900,478        $2,860,900        $  898,880       $  898,187      $  849,443      $  655,921
Long-term debt...............     1,208,630         1,038,998           276,211          275,247         274,698         120,944
Stockholders' equity.........       538,754           572,961           348,567          340,012         305,324         303,981

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

  Matters Affecting Analysis

     As used herein, unless the context otherwise indicates: (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler; and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

     Mrs. Smith's Bakeries experienced significant cost overruns in fiscal 1999 due primarily to the delay in completion of a major capital project involving 25 new or relocated and upgraded production lines at seven of its 10 operating facilities. Additionally, after the end of the second quarter of fiscal 1999, a review of Mrs. Smith's Bakeries business unit operations resulted in the recognition of higher reserves related to accounts receivable and inventory. These items are more fully addressed in the discussion of operating results by business segment below.

     On February 3, 1998, FII completed its purchase of additional shares of Keebler to increase its ownership from approximately 45% to 55% ("Keebler Acquisition"). Accordingly, the results of operations of Keebler are consolidated with those of Flowers for the fiscal years ended January 1, 2000 and January 2, 1999. From January 26, 1996, the date of FII's initial investment in Keebler, through February 3, 1998, FII accounted for its investment in Keebler using the equity method of accounting.

     In January 1998, Flowers changed its fiscal year from the Saturday nearest June 30 to the Saturday nearest December 31. Unless stated otherwise, all references to: (i) "fiscal 1997" shall mean Flowers' full fiscal year ended June 28, 1997; (ii) the "twenty-seven week transition period ended January 3, 1998" shall mean Flowers' twenty-seven week transition period from June 29, 1997 through January 3, 1998; (iii) "fiscal 1998" shall mean Flowers' full fiscal year ended January 2, 1999; and (iv) "fiscal 1999" shall mean Flowers' full fiscal year ended January 1, 2000. For purposes of this analysis and in light of the change in fiscal year end discussed above, the Company has compared fiscal 1998 with the corresponding financial information for the fifty-two weeks ended January 3, 1998 which has been developed solely for comparative purposes. The Company's quarterly reporting periods for fiscal 1999 were as follows, first quarter ended April 24, 1999, second quarter ended July 17, 1999, third quarter ended October 9, 1999, and fourth quarter and fiscal year ended January 1, 2000 (the Saturday nearest December 31).

     Prior to September 1996, Flowers Bakeries sold certain of its territories to independent distributors and financed such sales with ten year notes. In September 1996, Flowers Bakeries sold these notes, which totaled approximately $66.0 million, to a financial institution. Approximately $43.2 million of deferred pre-tax income was recognized. Subsequent to September 1996, all distributor loans have been made directly between the distributor and a financial institution. Pursuant to an agreement, Flowers Bakeries acts as the servicing agent for the financial institution and receives a fee for these services.

     The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in an effort to provide a predictable and consistent commodity price, and thereby reduce the impact and volatility in its raw material and packaging prices. In fiscal 1999, the Company recorded a negative mark-to-market adjustment of $3.5 million related to these activities. In fiscal 1998, a gain of $1.1 million was recorded, and for the transition period ended January 3, 1998 and the fiscal year ended June 28, 1997 losses of $0.8 million and $0 were recorded, respectively. The charges are recorded as an FII expense and do not affect the results of operations on a segment basis at Flowers Bakeries, Mrs. Smith's Bakeries or Keebler.

  Information on Restructurings and Acquisitions

     The Company has undertaken a number of rationalizations and reorganizations of its operations during fiscal 1999 and fiscal 1998. As a result of these reorganizations and the resulting plant closures, production capability has been eliminated or transferred to other facilities. The purpose of the various reorganization plans was to realize long-term improved overall efficiencies and to reduce costs. However, management expects that there may continue to be short-term inefficiencies as the rationalizations and reorganizations are completed.

     During fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey production facility due to excess capacity within Keebler's 14-plant manufacturing network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million. The charge included $46.1 million of non-cash asset impairments and $23.1 million of severance and other exit costs related to the Sayreville facility. As a direct result of this plan, asset impairments were recorded to write-down the closed facility to net realizable value, less cost to sell, based on management's estimate of fair value. Also, as part of this plan, asset impairments were recorded to write-off certain other machinery and equipment currently held by Keebler and to reduce goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996, neither of which provides any future economic benefit. Severance costs provided for the reduction of approximately 650 employees, of which 600 were represented by unions, and, as of January 1, 2000, approximately 640 employees, of which 595 were represented by unions, had been severed. This plan is substantially complete as of January 1, 2000. Accordingly, during the fourth quarter of fiscal 1999, an adjustment of $2.9 million was recorded against the original $69.2 million. The adjustment was due to lower than expected severance costs and an earlier than expected disposal of the facility as current real estate conditions resulted in a twelve month reduction in the estimated disposal period. The adjusted net charge in fiscal 1999 related to this plant closure was $66.3 million. Ongoing costs, including, but not limited to, guard service, utilities, property taxes and preparing the facility for sale, will continue for eighteen months or until the facility is disposed of, whichever occurs earlier. The amount of suspended depreciation and amortization that would have been recognized for the year ended January 1, 2000 if prior period impairment had not been recognized was approximately $3.7 million, with $5.6 million of annualized savings anticipated in 2000.

     During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively). The charge included $57.5 million of noncash asset impairments, $4.8 million of severance costs and $6.1 million of other related exit costs. The plan involved closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment designated for disposal. The plan included severance costs for 695 employees, and, as of January 1, 2000, all such employees had been terminated. During fiscal 1999, Flowers Bakeries and Mrs. Smith's Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.1 million and $4.9 million, respectively. These adjustments are the result of reduced carrying costs of plants held for sale, an adjustment to the value of these assets due to the identification of a buyer and changes in estimates of severance and other employee termination costs. As of January 1, 2000, all significant actions related to the plans have been completed. The remaining exit costs include ongoing costs such as guard service, utilities and property taxes of closed facilities until the time of disposal. Management anticipates the charges will result in operating savings of approximately $40.0 million over the next five years, principally from reduced depreciation of approximately $13.0 million and increased efficiencies and reduced employee expense of approximately $27.0 million.

     During fiscal 1998, as part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of President in order to rationalize productivity and reduce costs and inefficiencies. These exit costs, for which there is no anticipated future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions were initially estimated at 410 employees and $6.7 million, with the balance of the reserves allocated to costs associated with the closing of seven production, sales or distribution facilities, which principally include noncancelable lease obligations and building maintenance costs. At January 1, 2000, approximately 40 employees not under union contract had been terminated. In addition, during the year management reviewed its exit plan and made a determination that approximately 110 employees not under union contract, would not be terminated. During fiscal 1999, Keebler adjusted accruals previously established in the accounting for the President acquisition by reducing goodwill and other intangibles by $4.5 million to recognize exit costs that are now expected to be less than initially anticipated. The remainder of management's exit plan is expected to be substantially complete before the end of fiscal 2000 with only noncancelable lease obligations to be paid over the next six years, concluding in fiscal 2006.

     As part of the acquisition of Mrs. Smith's Inc., Flowers recorded a purchase accounting reserve of $37.1 million in order to realign production and distribution at Mrs. Smith's Bakeries to reduce inefficiencies. The realignment involved the shutdown of a leased production facility. The reserve includes $27.6 million of noncancelable lease obligations and building maintenance costs, $2.1 million of severance costs, and $7.4 million of other exit costs, including health insurance, incremental workers' compensation costs and the costs associated with dismantling and disposing of equipment, at the closed facility. Under the plan, approximately 300 employees were to be and have been terminated. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998. Spending against the reserve totaled $6.8 million, $4.0 million, $.6 million and $1.6 million in fiscal 1999, fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, respectively.

     As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and

Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs. Severance costs were estimated at $39.4 million for the approximately 1,400 employees anticipated to be terminated. As of the end of fiscal 1998, all had been terminated. The plan included the closure of its Atlanta, Georgia and Santa Fe Springs, California, production facilities, as well as 39 sales force and distribution facilities. Costs incurred related to the closing of production, distribution and sales force facilities, other than severance costs, included primarily noncancelable lease obligations and building maintenance costs of $31.2 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. As of January 4, 1998, the date FII began consolidating Keebler for financial reporting purposes, the remaining liability was $22.5 million, of which $20.2 million related to noncancelable lease obligations and building maintenance costs, $.3 million related to severance costs and $2.0 million related to other exit costs. All activity prior to that date occurred while FII accounted for its investment in Keebler in accordance with the equity method of accounting. Spending against the remaining reserves totaled $3.0 million for fiscal 1999 and $7.7 million for fiscal 1998. In addition, during fiscal 1999 and fiscal 1998, Keebler expensed $0.8 million and $2.8 million, respectively, principally for costs related to the closure of two distribution facilities not included in the original plan. During fiscal 1999, Keebler adjusted accruals previously established in the accounting for the Keebler acquisition by reducing goodwill and other intangibles by $0.5 million and reversing $1.3 million into income from operations to recognize exit costs that are now expected to be less than initially anticipated. The $1.3 million was credited to operating income as it had originally been charged to income from operations in fiscal 1999 and fiscal 1998. During fiscal 1998, Keebler also adjusted accruals previously established in the accounting for the Keebler and Sunshine acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan was substantially complete at January 1, 2000 with only noncancelable lease obligations continuing through 2006.

     The Company's results of operations, expressed as a percentage of sales, are set forth below:

                                                            FOR THE 52 WEEKS ENDED
                                                -----------------------------------------------
                                                JANUARY 1,   JANUARY 2,   JANUARY 3,   JUNE 28,
                                                   2000         1999         1998        1997
                                                ----------   ----------   ----------   --------
                                                                  (UNAUDITED)
Sales.........................................    100.00%      100.00%      100.00%     100.00%
Gross margin..................................     52.74        54.78        47.32       45.20
Selling, marketing and administrative
  expenses....................................     43.56        43.38        37.92       37.16
Depreciation and amortization.................      3.41         3.42         3.44        3.20
Non-recurring charge..........................      1.42         1.81
Interest expense, net.........................      1.91         1.83         1.61        1.75
Income before income taxes, investment in
  unconsolidated affiliate, minority interest,
  extraordinary loss and cumulative effect of
  changes in accounting principles............      2.43         4.35         4.36        6.11
Income taxes..................................      1.33         1.98         1.66        2.31
Net income....................................       .17%        1.11%        3.74%       4.33%

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 2, 1999

  Consolidated Results

     Sales. For the fiscal year ended January 1, 2000, sales were $4,236.0 million, or 12.5%, higher than sales for the prior year of $3,765.4 million. The effect on reported sales of businesses acquired, net of businesses sold subsequent to the start of 1999 was 8.8%. The overall sales increase, excluding acquisitions, is the result of a 5.3% increase at Keebler, a 2.4% increase at Flowers Bakeries and a 1.1% increase at Mrs. Smith's Bakeries.

     Gross Margin. Gross profit margin was 52.7% in fiscal 1999 as compared to 54.8% in fiscal 1998. Production difficulties and inefficiencies due to the plant realignment project at Mrs. Smith's Bakeries offset improved efficiencies and cost reduction programs at Flowers Bakeries and Keebler.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased $211.8 million or 13.0% over fiscal 1998. These expenses were 43.6% of sales in fiscal 1999 as compared to 43.4% in fiscal 1998.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $144.6 million for fiscal 1999, an increase of 12.3% over $128.8 million for fiscal 1998. This is primarily due to increased capital spending and a full year of amortization related to Keebler's purchase of President.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" above.

     Interest Expense. For fiscal 1999, net interest expense was $80.9 million, an increase of 17.8% over fiscal 1998 interest expense of $68.7 million. Interest expense at Keebler was $36.2 million in fiscal 1999 and $26.5 million in fiscal 1998. The increase was primarily due to the overall higher average debt balance outstanding as a result of the President acquisition in fiscal 1998. Interest expense at Flowers was $44.7 million in fiscal 1999 and $42.2 million in fiscal 1998. The increase was due to higher borrowings required to fund capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries.

     Income Before Income Taxes. Income before income taxes was $103.1 million for fiscal 1999, a decrease of 37.0% compared to income of $163.7 million reported in fiscal 1998. This decrease is primarily a result of losses in fiscal 1999 at Mrs. Smith's Bakeries due to costs related to a major production realignment as discussed below. Before considering non-recurring charges and credits, Mrs. Smith's Bakeries incurred an operating loss in fiscal 1999 of $53.3 million compared to operating income in fiscal 1998 of $45.9 million. Flowers Bakeries operating income, before non recurring credits, decreased $8.8 million in fiscal 1999 and unallocated expenses were higher by $12.5 million. These decreases are somewhat offset by increases in operating income of $64.0 million at Keebler. See below for further discussion of the results of operations by business segment.

     Income Taxes. Income taxes were provided at an effective rate of 54.6% in fiscal 1999 and 45.5% in fiscal 1998. The consolidated effective rate in fiscal 1999 is based on the interaction of the effective rate on Keebler's profits of 45.3% and the effective rate of the tax benefit on Flowers loss (excluding Keebler) of 29.0%. In each year the effective rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill. During fiscal 1999, nondeductible items increased at Keebler due to inclusion of a full year of amortization for President intangibles and goodwill impairment related to the closure of the Sayreville, New Jersey facility. The effective rate on the loss at Flowers is indicative of the nondeductible charges included in the calculation of the loss.

     Net Income. For fiscal 1999, net income was $7.3 million, a decrease of 82.6% as compared to $41.9 million net income reported in fiscal 1998. Fiscal 1999 included a net non-recurring charge of $60.4 million and fiscal 1998 included a non-recurring charge of $68.3 million. Excluding the effect of these charges in fiscal 1999 and fiscal 1998, net income was $27.7 million in fiscal 1999 and $89.5 million in fiscal 1998. The decrease of $61.8 million is primarily attributable to production difficulties and inefficiencies at Mrs. Smith's Bakeries offset by increases at Keebler. These items are discussed in detail below.

  Operating Results by Business Segment

     Flowers Bakeries

     Sales at Flowers Bakeries for fiscal 1999 were $961.7 million, an increase of $22.6 million and 2.4% over sales of $939.1 million reported a year ago. Acquisitions, net of divestitures, accounted for 0.5% of the increase. The total sales increase was attributable to increases of 2.2% and 8.7% in branded retail and foodservice sales, respectively, slightly offset by a decrease of 7.0% in private label sales. Exclusive of the effect of acquisitions, the overall sales increase was a result of an increase of 4.5% in overall pricing offset by a decrease in volume of 2.2%.

     Gross margins increased to $515.1 million and 53.6% of sales for fiscal 1999 compared to $498.3 million and 53.1% of sales in fiscal 1998. This represents a combination of increased pricing offset by increased operating costs. While the cost of ingredients decreased during the year, the shift to sponge and dough production methods and the accompanying change in product formulation somewhat offset these savings. Flowers Bakeries believes that the sponge and dough process produces a better tasting product that will be valued in the market. Additional incremental costs were incurred due to the production disruption at the Goldsboro facility during construction of a new bun line.

     Selling, marketing and administrative expenses increased 6.7% and $26.2 million to $415.3 million and 43.2% of sales in fiscal 1999 from $389.1 million and 41.4% of sales in fiscal 1998. Distribution costs in fiscal 1999 were higher due to rising fuel costs, additional miles incurred throughout the route system and incremental distribution cost due to severe hurricanes and flooding in Florida and North Carolina. Administrative costs increased as a result of incremental costs associated with realigning the northern region to consolidate the Goldsboro, North Carolina facility (acquired in 1998) and incremental costs associated with the consolidation of the accounts receivable and accounts payable functions to a central Shared Services Center. Y2K costs during fiscal 1999 were $0.6 million.

     Depreciation and amortization expense was $32.9 million for fiscal 1999, a decrease of 1.8% from $33.5 million for fiscal 1998. The decrease is a result of the asset impairments recorded as a part of the non-recurring charge and write-off of start-up costs recorded in the prior year, partially offset by increased depreciation associated with capital improvements.

     Operating income was $67.0 million in fiscal 1999, a decrease of $8.8 million and 11.6% from fiscal 1998 operating income of $75.8 million. Despite these disappointing results in fiscal 1999, management expects operations at Flowers Bakeries to return to historic growth rates in 2000.

     Mrs. Smith's Bakeries

     Sales at Mrs. Smith's Bakeries for fiscal 1999, after excluding inter-segment sales, increased 1.1% to $606.5 million from $599.8 million reported a year ago. This increase was primarily driven by increases of 6.7%, 8.5% and 1.2% in foodservice, in-store bakery and branded retail sales, respectively, partially offset by a reduction of 7.8% in non-branded retail and co-pack fresh snack products. The disappointing sales increase is attributable to production difficulties, as discussed below, resulting in product shortages.

     Gross margin for fiscal 1999 was $172.0 million and 28.4% of sales compared to $246.4 million and 41.1% reported a year ago. This decrease is primarily the result of costs associated with a massive production realignment project that included the installation and start-up of 25 new or relocated and upgraded production lines. Mrs. Smith's Bakeries experienced start-up costs, product damage, spoilage and unabsorbed overhead at seven of its 10 production facilities primarily in the third and fourth quarter of fiscal 1999. This project fell behind due to the delay in the receipt and installation of production equipment, and in the programming of production control software and the hiring and training of additional production employees. Traditionally, the third and fourth quarters are Mrs. Smith's Bakeries highest volume quarters. However, product shortages in these quarters hurt overall sales especially in the higher margin retail segment.

     Selling, marketing and administrative expenses were $205.1 million and 33.8% of sales in fiscal 1999 as compared to $181.8 million and 30.3% of sales in fiscal 1998. These costs increased primarily due to increased administrative and distribution costs associated with Mrs. Smith's Bakeries' production realignment and increased promotional expenses which were committed to the retail market based on higher expected sales. As a result of lower production, sales volume was lower than anticipated during the seasonally high sales period of the third and fourth quarters. Also, following a review of Mrs. Smith's Bakeries' business operations after the end of the second quarter of fiscal 1999, the Company determined to recognize higher reserves for customer deductions, previously believed to be collectible, and trade promotions. At the same time, the Company also revised estimates of the recoverable amount of certain out of code, damaged or discontinued inventory. The conclusions reached by the Company relative to the ultimate realization of certain accounts receivable were based upon recent trends associated with Mrs. Smith's Bakeries' promotional and discount programs. The reserves at January 1, 2000 are considered adequate, and the promotional programs have been simplified. Y2K costs during fiscal 1999 were $.4 million.

     Depreciation and amortization expense was $20.1 million for fiscal 1999, an increase of 7.5% over $18.7 million for fiscal 1998. This increase is related to capital spending during the period offset by decreases in depreciation and amortization that resulted from the asset impairments recorded as a part of the non-recurring charge recorded in fiscal 1998. Depreciation and amortization expense will increase in fiscal 2000 as depreciation on the capital projects associated with the production realignment is reflected for a full year.

     The operating loss, excluding non-recurring charge credits, was $53.3 million in fiscal 1999, a decrease of $99.2 million from operating income, excluding non-recurring charges, of $45.9 million in fiscal 1998. As discussed above, the primary cause of this decrease was the costs associated with the production realignment and the related effect on sales. Fiscal 1999 was a year of tremendous challenges at Mrs. Smiths Bakeries. Management continues to address these production issues and expects them to be fully resolved during fiscal 2000. With the resolution of the production issues, elimination of the unusual costs that were incurred in fiscal 1999 and increased sales volume, Mrs. Smith's Bakeries is expected to have improved operating results in 2000.

     Keebler

     Sales at Keebler for fiscal 1999 increased 19.8% to $2,667.8 million from $2,226.5 million in fiscal 1998. This increase is primarily due to an increase in Keebler sales of branded products of 16.7% and an increase in the sales of specialty products of 32.8%. The acquisition of President accounted for sales of $423.3 million in fiscal 1999 as compared to sales of $95.3 million in fiscal 1998. Excluding the effects of President, sales increased 5.3% overall. Volume gains in core Keebler branded business and specialty business of 6.0% and 2.3%, respectively, accounted for this gain.

     Gross margins at Keebler declined slightly to 58.1% of sales during fiscal 1999 from 59.2% during the same period a year ago. This is attributable to a decrease in margins on specialty products, that was caused by a change in sales mix toward the high cost, custom-baked products. This decrease was partially offset by an increase in margins of branded products due to improved product mix and higher volume due to the inclusion of President for a full year. Excluding the impact of President, gross margins would have been 60.0% in fiscal 1999 and 58.8% in fiscal 1998. The improvement in year-over-year comparisons resulted from the benefits received on productivity and cost savings programs designed to improve efficiency at Keebler's production facilities, as well as from other cost reduction initiatives.

     Selling, marketing and administrative expenses increased $151.7 million in fiscal 1999, but improved 2.1% as a percent of sales. In addition to the inclusion of President expenses for a full year in fiscal 1999, as compared to only fourteen weeks in fiscal 1998, higher selling, marketing and administrative expenses were also experienced as a result of core Keebler volume growth. After removing the expenses contributed by President, selling, marketing and administrative expenses, as a percent of sales, were essentially flat year-over-year. Total marketing expenses increased as Keebler continued its focus on building brand equity and incremental trade promotion programs were instituted in support of the national distribution of Famous Amos and Murray Sugar Free cookies. Despite higher sales levels in fiscal 1999, more efficient marketing processes resulted in a lower rate of marketing expenses as a percent of sales. In addition, increased administrative expenses were incurred in fiscal 1999, due principally to higher compensation costs resulting from growth in the core Keebler business. Increases in selling and distribution expenses resulted mainly from the volume gains, as savings were achieved through a more efficient selling and distribution network. Keebler spent $2.9 million in fiscal 1999 preparing for Y2K.

     Depreciation and amortization expense was $84.1 million for fiscal 1999, an increase of 21.7% over $69.1 million for fiscal 1998. This increase is due primarily to increased goodwill amortization and depreciation relating to the purchase of President and increased depreciation associated with capital improvements.

     Operating income for fiscal 1999 was $197.6 million, an increase of $1.6 million and 0.8% over fiscal 1998 operating income of $196.0 million. Excluding the non-recurring charge in fiscal 1999, operating income was $263.9 million, an increase of $64.0 million and 32.0% over the prior year. As previously discussed, the increase in operating income before considering the non-recurring charge reflects growth due to the inclusion of the President business for a full year, growth in the Keebler core business and the benefits of productivity and cost savings programs.

FIFTY-TWO WEEKS ENDED JANUARY 2, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 3, 1998

  Consolidated Results

     Sales. For fiscal 1998, sales were $3,765.4 million or 163% higher than sales in the prior year, which were $1,432.2 million. A majority of the increase was due to the consolidation of Keebler's sales, following the Keebler Acquisition, in the amount of $2,226.5 million. Excluding the Keebler Acquisition, the overall sales increase is the result of a 5% increase at Flowers Bakeries and a 12% increase at Mrs. Smith's Bakeries.

     Gross Margin. Gross margin for fiscal 1998 was $2,062.8 million, or 204% higher than the gross margin for the prior year, for which gross margin was $677.7 million. The Company's gross margin for fiscal 1998 includes $1,319.0 million attributable to Keebler, a factor not present in the prior year. Flowers Bakeries' gross margin improved to 53% as compared to 51% of sales for fiscal 1997. Mrs. Smith's Bakeries' gross margin improved to 41% in fiscal 1998 from 37% in the prior year.

     Selling, Marketing and Administrative Expense. For fiscal 1998, selling, marketing and administrative expenses were $1,633.3 million, or 201% higher than expense of $543.1 million for the prior year. The increase is due primarily to the inclusion of such expenses attributable to Keebler.

     Depreciation and Amortization. Depreciation and amortization expense was $128.8 million for fiscal 1998, an increase of 162% over the prior year, in which it was $49.2 million. The increase was primarily a result of the consolidation of Keebler, increased goodwill amortization relating to the Keebler Acquisition and increased depreciation associated with capital improvements.

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

     Income Before Income Taxes. Income before income taxes was $163.7 million for fiscal 1998, an increase of 162% over the $62.5 million reported for the prior year. Approximately $169.5 million of the increase was the result of the consolidation of Keebler, which was partially offset by the $68.3 million non-recurring charge, and increased goodwill and interest expense, all of which are discussed above and in the following business segment section.

     Income Taxes. Income taxes for fiscal 1998 were $74.4 million, an increase of 213% over the comparable period in the prior year, in which income taxes were $23.8 million. This increase is due primarily to the inclusion of $73.0 million of income taxes attributable to the consolidation of Keebler, partially offset by a reduction of income tax expense related to the non-recurring charge. Additionally, the effective tax rate increased to 45% from 38% due primarily to increased nondeductible goodwill amortization.

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

  Operating Results by Business Segment

     Flowers Bakeries

     Fiscal 1998 sales at Flowers Bakeries increased $43.5 million, or 5% from the prior year. Of the increase, 3% was due to an acquisition, 1% due to increased volume and 1% due to pricing and product mix. Gross margin improved to 53% of sales in fiscal 1998 as compared to 51% in the prior year. Improved volume, production efficiencies and lower ingredient costs contributed to the increase in gross margin. Selling, marketing and administrative expenses increased, primarily due to increased sales volume and expenses related to a project to improve Flowers Bakeries' information systems.

     Mrs. Smith's Bakeries

     Sales at Mrs. Smith's Bakeries increased $63.1 million, or 12%, in fiscal 1998 from the prior year. Of the increase, 8% was due to the acquisition of two businesses, 3% due to increased volume, and 1% due to pricing and product mix. Gross margin improved to 41% of sales in fiscal 1998 from 37% for the prior year. This increase was due primarily to increased volume, cost control and greater plant efficiencies. Selling, marketing and administrative expenses increased primarily due to increased sales volume and logistics costs related to the closing of its production facility in Pottstown, Pennsylvania and the shifting of its production to other Mrs. Smith's Bakeries' facilities.

     Keebler

     As discussed in matters affecting analysis, on February 3, 1998 FII increased its ownership in Keebler to 55% from 45%, Prior to that date FII accounted for its investment in Keebler under the equity method. During fiscal 1998, the first year the results of Keebler operations were consolidated, sales and gross margin were $2,226.5 million, and $1,319.0 million, respectively. Selling, marketing and administrative expenses were $1,053.8 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     FII owns a majority of the outstanding stock of Keebler, and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII. As a result of the consolidation of Keebler, the Company's balance sheet reflects Keebler's indebtedness of $456.4 million as of January 1, 2000; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler.

     Net cash provided by operating activities for fiscal 1999 was $243.1 million. Operating cash flows were positively affected by decreases in inventory and the timing of payments for vendor accounts. Operating cash flows were negatively affected by increases in receivables, including income tax benefits, and payments against facility closing cost reserves.

     Net cash disbursed for investing activities for fiscal 1999 was $273.7 million. This amount primarily consisted of $10.8 million for acquisitions and $266.6 million for capital expenditures. Capital expenditures of $73.6 million at Flowers Bakeries, $127.3 million at Mrs. Smith's Bakeries, including non-cash capital leases of $47.4 million, and $100.7 million at Keebler were made primarily to update and enhance production and distribution facilities. The remaining capital expenditures were $12.4 million at the FII corporate level.

     In fiscal 2000, the Company expects capital spending at Flowers Bakeries and Mrs. Smith's Bakeries to be approximately $35 million, a substantial reduction from fiscal 1999, since the production enhancement program is largely complete. Capital expenditures in fiscal 2000 will be used to finish projects that carried over from fiscal 1999 and to perform normal repair and maintenance items at existing facilities. Spending for facility closing and severance costs related to exit plans established in the acquisitions effected by Flowers and Keebler and the non-recurring charges are substantially complete as of the end of fiscal 1999, except for noncancelable lease payments and building maintenance costs that will continue through fiscal 2006. Management anticipates these cash requirements will be funded through operating cash flow.

     In fiscal 1999, net cash provided by financing activities was $15.4 million. Gross cash proceeds resulted from a receivable securitization at Keebler of $103.0 million, a net decrease in debt of $30.6 million and receipts from the exercise of stock compensation awards of $15.3 million. Keebler's debt decreased $198.1 million and Flowers' debt increased $214.9 million (including non cash capitalized leases of $47.4 million). Flowers' $100 million commercial paper agreement terminated on January 14, 2000 and the outstanding balance of $25.0 million was paid with available funds under Flowers' $500 million revolving syndicated loan facility (the "Loan Facility").

     For fiscal 1999, dividends paid per FII share increased 8.4% to $.515 from $.475 paid in the prior year. Dividends are declared at the discretion of the Board of Directors based on an assessment of the Company's financial position and other considerations. FII's ability to pay dividends is limited by the terms of its Loan Facility, as discussed below.

     Keebler declared no cash dividends during fiscal 1999 or prior thereto. Keebler's ability to pay cash dividends is limited by terms of its credit facilities. The most restrictive provision limits dividend payments by Keebler to the sum of (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock, (iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler. Keebler is in compliance with these dividend restrictions and, accordingly, Keebler's Board declared a dividend subsequent to year end of $0.1125 per share that was paid on March 22, 2000. As a result of its 55% ownership in Keebler, FII received approximately $5.2 million from this dividend.

     The Company's credit facilities consist of the $500 million Loan Facility, $125 million of senior notes, a $100 million synthetic lease facility and $200 million of 7.15% debentures due 2028.

     Since September 1996, the Company has been a party to an $80 million loan facility agreement relating to its distributor note program (the "Distributor Facility") which is subject to the same financial covenants as the Loan Facility. This agreement provides third party credit facilities for the independent distributors serving Flowers Bakeries. The Company receives payments from the independent distributors and remits such amounts, net of certain loan servicing fees, to the financial institution. Additionally, the agreement requires amounts to be placed in escrow by the Company upon the occurrence of certain events as defined in the agreement. No events have occurred as of January 1, 2000 that would require such funding by the Company.

     During fiscal 1999 and subsequent to year-end, FII amended the Loan Facility and the Distributor Facility. The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others, (i) a maximum leverage ratio of 0.65 to 1, (ii) an adjusted fixed charges coverage ratio of 1.10 to 1 for the second quarter of fiscal 2000, with increased levels for all quarters thereafter; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter, (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler, (v) a prohibition on acquisitions, (vi) a negative pledge on all assets of the Company, (vii) a limit on Flowers capital expenditures, and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility. The amount of retained earnings available for payment of dividends at January 1, 2000 under the amendment was $125.0 million.

     The Company was in compliance with all covenants under its Loan Facility as in effect on January 1, 2000 and believes that, in light of its current cash position, its cash flow from operating activities and its amended credit facilities, it can comply with the current terms of its Loan Facility, Distributor Facility and other credit facilities and can meet presently foreseeable financial requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. The effective date for this standard has been extended to the Company's fiscal year 2001. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

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

YEAR 2000 ISSUE

     The Company utilizes a number of computer software programs and operating systems throughout its organization, including applications used in order processing, shipping and receiving, accounts payable and receivable processing, financial reporting and in various other administrative functions. The Company recognized the need to make every effort to ensure that its operations were not adversely impacted by applications and processing issues related to the calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs that have been written to recognize two-digit, rather than four-digit, date codes to define the applicable year. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret a code using "00" as the upcoming year 2000 rather than 1900, the Company could have experienced system failures or miscalculations that could have disrupted operations and caused a temporary inability to process transactions, send and process invoices or engage in similar normal business activities.

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 Issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers. Although a contingency plan does not exist regarding these potential problems, if significant risk is identified, the Company will develop contingency plans as deemed necessary at that time.

     The Company expended $6.2 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating Year 2000 problems.

FORWARD-LOOKING STATEMENTS

     Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

     - the competitiveness of the baking industry;

     - the future availability and prices of raw and packaging materials;

     - potential regulatory obligations;

     - our strategies;

     - other statements that are not historical facts; and

     - Year 2000 issues.

     When used in this discussion, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

     - changes in general economic or business conditions (including in the baking industry);

     - actions of competitors;

     - our ability to retain capital on terms acceptable to us;

     - our ability to recover material costs in the pricing of our products;

     - the extent to which we are able to develop new products and markets for our products;

     - the time required for such development;

     - the level of demand for such products; and

     - changes in our business strategies.

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

  Commodity Price Risk

     The Company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. Based on the Company's derivative portfolio as of January 1, 2000, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $19.5 million effect on the fair value of the derivative portfolio. Based on the Company's derivative portfolio as of January 2, 1999, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $11.6 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

  Interest Rate Risk

     The Company manages its exposure to interest rate risk primarily through the use of a combination of fixed to floating rate debt, as well as interest rate swap agreements, in order to reduce overall interest costs. Keebler has entered into interest rate swap agreements on both its fixed and floating rate debt. A sensitivity analysis has been prepared to estimate the Company's exposure to interest rate risk. Based on Flowers' mix of fixed and floating rate debt at January 1, 2000, assuming a ten percent increase in interest rates, Flowers' interest cost would increase $3.3 million, while the impact of a ten percent decrease in interest rates would reduce interest expense $3.3 million. Based on Flowers' mix of fixed and floating rate debt at January 2, 1999, assuming a ten percent increase in interest rates, Flowers' interest cost would increase $1.5 million, while the impact of a ten percent decrease in interest rates would reduce interest expense $1.5 million. Assuming a ten percent increase in market price, the fair value of Keebler's interest rate swap agreements at January 1, 2000, with a notional amount of $334.0 million, would increase the net receivable to $9.7 million, while the impact of a ten percent decrease in market price would reduce the net receivable to $6.0 million. The fair value of Keebler's interest rate swap agreements at January 2, 1999, with an assumed ten percent increase in market price and the notional amount of $527.3 million, would increase the net receivable to $3.1 million, while the impact of a ten percent decrease in market price would result in a net payable of $4.4 million. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the Company expects that any loss in fair value of the interest rate swap agreements would be substantially offset by increases in the value of those hedged items. During 1999, an interest swap that no longer served as a hedge, with a notional amount of $170.0 million, was recognized in income from operations with a marked to market fair value of $2.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART   III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of the Registrant are incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive Compensation is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on May 31, 2000.

                                   PART   IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

a. List of documents filed as part of this report

     1. Financial Statements of the Registrant
       Report of independent accountants
       Consolidated statement of income for the fifty-two weeks ended January 1, 2000 and January 2, 1999, the twenty-seven weeks ended January 3, 1998 and the fifty-two weeks ended June 28, 1997
       Consolidated balance sheet at January 1, 2000 and January 2, 1999

     Consolidated statement of changes in stockholders' equity for the fifty-two weeks ended January 1, 2000 and January 2, 1999, the twenty-seven weeks ended January 3, 1998 and the fifty-two weeks ended June 28, 1997
       Consolidated statement of cash flows for the fifty-two weeks ended January 1, 2000 and January 2, 1999, the twenty-seven weeks ended January 3, 1998 and the fifty-two weeks ended June 28, 1997
       Notes to consolidated financial statements

     2. Financial Statement Schedules of the Registrant
       Report of independent accountants on financial statement schedule
       Schedule II Valuation and Qualifying Accounts -- for the fiscal years ended January 1, 2000 and January 2, 1999, the twenty-seven weeks ended January 3, 1998, and fiscal year ended June 28, 1997

     3. Exhibits

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 2         --  Stock Purchase and Stockholder's Agreement dated as of
               January 28, 1998 by and among Flowers, Bermore, Ltd, Artal
               Luxembourg, S.A. and Keebler (Incorporated by reference to the Company's Report on Form 8-K dated February 18, 1998,
               File No. 1-9787)
 3.1       --  Third Restated Articles of Incorporation (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended January 2, 1999, File No. 1-9787)
 3.2       --  Restated By-Laws, as of October 20, 1989 (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended June 27, 1992, File No. 1-9787)
 4.1       --  Rights Agreement dated as of April 2, 1999 between Flowers
               Industries, Inc. and First Union National Bank, as Rights
               Agent (Incorporated by reference to the Company's
               Registration Statement on Form 8-A filed April 2, 1999, File
               No. 1-9787)
10.1       --  Flowers Industries, Inc. Annual Executive Bonus Plan dated
               August 4, 1995 (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1995, File No. 1-9787)*
10.2       --  First Amendment to the Flowers Industries, Inc. Annual
               Executive Bonus Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.3       --  Flowers Industries, Inc. 401(k) Retirement Savings Plan (as
               amended and restated effective as of January 1, 1997), as
               amended.++*
10.4       --  Severance Policy (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended July 1,
               1989, File No. 1-9787)*
10.5       --  1982 Incentive Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.6       --  1989 Executive Stock Incentive Plan (Incorporated by
               reference to the Company's Registration Statement on Form
               S-3/S-8 filed May 18, 1990, File No. 33-34855)*
10.7       --  Amendment to the 1989 Executive Stock Incentive Plan, dated as of August 4, 1995 (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended July 1, 1995, File No. 1-9787)*
10.8       --  Second Amendment to Flowers Industries, Inc. 1989 Executive
               Stock Incentive Plan (Incorporated by reference to the
               Company's Transition Report on Form 10-K for the fiscal year ended January 3, 1998, File No. 1-9787)*
10.9       --  Flowers Industries, Inc. 1990 Supplemental Executive
               Retirement Plan (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the fiscal year ended June
               30, 1990, File No. 1-9787)*

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
10.10      --  Flowers Industries, Inc. Nonemployee Directors' Equity Plan
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File No. 1-9787)*
10.11      --  Form of Separation Agreement between the Company and certain members of management of the Company (Incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the fiscal year ended January 2, 1999, File No. 1-9787)*
10.12      --  Note Purchase Agreement dated as of December 20, 1995, among
               Flowers and the Purchasers named therein, as amended by
               First Amendment effective as of January 23, 1998, as further amended by Second Amendment effective as of March 12, 1998
               (Incorporated by reference to the Company's Transition
               Report on Form 10-K for the fiscal year ended January 3,
               1998, File No. 1-9787)
10.13      --  $500,000,000 Second Amended and Restated Credit Agreement
               dated as of March 30, 2000, among Flowers, certain Banks
               listed therein, Wachovia Bank, N.A., as Agent, The Bank of
               Nova Scotia, as Documentation Agent and Bank of America,
               N.A., as Syndications Agent.++
10.14      --  Indenture between Flowers Industries, Inc. and SunTrust
               Bank, Atlanta, as Trustee (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended January 2, 1999, File No. 1-9787)
10.15      --  Master Lease Agreement dated as of October 20, 1995 between
               Wachovia Leasing Corporation and Flowers.++
10.16      --  Loan Facility Agreement dated as of November 5, 1999, by and among Flowers, SunTrust Bank, Atlanta and each of the
               Participants party thereto, as amended.++
11         --  Statement Re Computation of Per Share Earnings++
21         --  Subsidiaries of the Registrant++
23.1       --  Consent of PricewaterhouseCoopers LLP, Independent
               Accountants++
23.2       --  Consent of PricewaterhouseCoopers LLP, Independent
               Accountants++
27         --  Financial Data Schedule (for SEC use only)++
99.1       --  Portions of the Annual Report on Form 10-K for the fiscal year ended January 1, 2000 of Keebler Foods Company
               (Incorporated by reference to Keebler Foods Company Annual
               Report on Form 10-K for the fiscal year ended January 1,
               2000)
99.2       --  Financial Statements of Keebler Foods Company for the fiscal year ended January 1, 2000++

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Industries, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2000.

                            FLOWERS INDUSTRIES, INC.

     /s/ AMOS R. MCMULLIAN              /s/ ROBERT P. CROZER             /s/ JIMMY M. WOODWARD
--------------------------------  --------------------------------  --------------------------------
       Amos R. McMullian                  Robert P. Crozer                 Jimmy M. Woodward
     Chairman of the Board,          Vice Chairman of the Board              Vice President
   Chairman of the Executive                                          Chief Financial Officer and
           Committee                                                    Chief Accounting Officer
  and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ AMOS R. MCMULLIAN                  Chairman of the Board, Chairman  March 31, 2000
-----------------------------------------------------    of the Executive Committee
                  Amos R. McMullian                      and Chief Executive Officer

                /s/ ROBERT P. CROZER                   Vice Chairman of the Board       March 31, 2000
-----------------------------------------------------
                  Robert P. Crozer

                /s/ JIMMY M. WOODWARD                  Vice President and Chief         March 31, 2000
-----------------------------------------------------    Financial Officer
                  Jimmy M. Woodward

                 /s/ EDWARD L. BAKER                   Director                         March 31, 2000
-----------------------------------------------------
                   Edward L. Baker

                 /s/ JOE E. BEVERLY                    Director                         March 31, 2000
-----------------------------------------------------
                   Joe E. Beverly

                /s/ FRANKLIN L. BURKE                  Director                         March 31, 2000
-----------------------------------------------------
                  Franklin L. Burke

               /s/ G. ANTHONY CAMPBELL                 General Counsel, Secretary and   March 31, 2000
-----------------------------------------------------    a Director
                 G. Anthony Campbell

               /s/ LANGDON S. FLOWERS                  Director                         March 31, 2000
-----------------------------------------------------
                 Langdon S. Flowers

              /s/ JOSEPH L. LANIER, JR.                Director                         March 31, 2000
-----------------------------------------------------
                Joseph L. Lanier, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ J.V. SHIELDS, JR.                  Director                         March 31, 2000
-----------------------------------------------------
                 J. V. Shields, Jr.

                 /s/ JACKIE M. WARD                    Director                         March 31, 2000
-----------------------------------------------------
                   Jackie M. Ward

               /s/ C. MARTIN WOOD III                  Director                         March 31, 2000
-----------------------------------------------------
                 C. Martin Wood III

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of independent accountants...........................  F-2
Consolidated statement of income for the fifty-two weeks
  ended January 1, 2000 and January 2, 1999, the
  twenty-seven weeks ended January 3, 1998, and the
  fifty-two weeks ended June 28, 1997.......................  F-3
Consolidated balance sheet at January 1, 2000 and January 2,
  1999......................................................  F-4
Consolidated statement of changes in stockholders' equity
  for the fifty-two weeks ended January 1, 2000 and January
  2, 1999, the twenty-seven weeks ended January 3, 1998, and the fifty-two weeks ended June 28, 1997...................  F-5
Consolidated statement of cash flows for the fifty-two weeks ended January 1, 2000 and January 2, 1999, the
  twenty-seven weeks ended January 3, 1998, and the
  fifty-two weeks ended June 28, 1997.......................  F-6
Notes to consolidated financial statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Flowers Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowers Industries, Inc. and its subsidiaries (the "Company") at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for the years ended January 1, 2000 and January 2, 1999, for the twenty-seven week period ended January 3, 1998, and for the year ended June 28, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 3, 2000
except for Note 15 which
is as of March 30, 2000

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                         FOR THE 52 WEEKS ENDED    FOR THE 27    FOR THE 52
                                                         -----------------------   WEEKS ENDED   WEEKS ENDED
                                                         JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                                            2000         1999         1998          1997
                                                         ----------   ----------   -----------   -----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................  $4,236,010   $3,765,367    $784,097     $1,437,713
                                                         ----------   ----------    --------     ----------
Materials, supplies, labor and other production
  costs................................................   2,001,956    1,702,581     418,926        787,799
Selling, marketing and administrative expenses.........   1,845,101    1,633,319     301,426        534,285
Depreciation and amortization..........................     144,619      128,765      26,930         45,970
Non-recurring charge...................................      60,355       68,313
                                                         ----------   ----------    --------     ----------
Income from operations.................................     183,979      232,389      36,815         69,659
  Interest expense.....................................      82,565       72,840      12,144         25,691
  Interest (income)....................................      (1,700)      (4,115)       (348)          (582)
                                                         ----------   ----------    --------     ----------
Interest expense, net..................................      80,865       68,725      11,796         25,109
                                                         ----------   ----------    --------     ----------
Gain on sale of distributor notes receivable...........                                              43,244
                                                         ----------   ----------    --------     ----------
Income before income taxes, income from investment in
  unconsolidated affiliate, minority interest,
  extraordinary loss and cumulative effect of changes
  in accounting principles.............................     103,114      163,664      25,019         87,794
Income taxes...........................................      56,260       74,391       9,632         33,191
Income from investment in unconsolidated affiliate.....                               18,061          7,721
                                                         ----------   ----------    --------     ----------
Income before minority interest, extraordinary loss and
  cumulative effect of changes in accounting
  principles...........................................      46,854       89,273      33,448         62,324
Minority interest......................................     (39,560)     (43,305)
                                                         ----------   ----------    --------     ----------
Income before extraordinary loss and cumulative effect
  of changes in accounting principles..................       7,294       45,968      33,448         62,324
Extraordinary loss due to early extinguishment of debt,
  net of tax benefit and minority interest.............                     (938)
Cumulative effect of changes in accounting principles,
  net of tax benefit...................................                   (3,131)     (9,888)
                                                         ----------   ----------    --------     ----------
         Net income....................................  $    7,294   $   41,899    $ 23,560     $   62,324
                                                         ==========   ==========    ========     ==========
Net Income Per Common Share:
  Basic --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .07   $      .47    $    .38     $      .71
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...                     (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................                     (.03)       (.11)
                                                         ----------   ----------    --------     ----------
    Net income per common share........................  $      .07   $      .43    $    .27     $      .71
                                                         ==========   ==========    ========     ==========
    Weighted average shares outstanding................     100,112       96,393      88,368         88,000
                                                         ==========   ==========    ========     ==========
  Diluted --
    Income before extraordinary loss and cumulative
      effect of changes in accounting principles.......  $      .07   $      .47    $    .38     $      .71
    Extraordinary loss due to early extinguishment of
      debt, net of tax benefit and minority interest...                     (.01)
    Cumulative effect of changes in accounting
      principles, net of tax benefit...................                     (.03)       (.11)
                                                         ----------   ----------    --------     ----------
    Net income per common share........................  $      .07   $      .43    $    .27     $      .71
                                                         ==========   ==========    ========     ==========
    Weighted average shares outstanding................     100,420       96,801      88,773         88,401
                                                         ==========   ==========    ========     ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 1, 2000   JANUARY 2, 1999
                                                              ---------------   ---------------
                                                                   (AMOUNTS IN THOUSANDS)
                                            ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   39,382        $   54,542
  Accounts and notes receivable, net........................       185,939           270,507
  Inventories, net:
    Raw materials...........................................        68,110            54,739
    Packaging materials.....................................        29,855            27,056
    Finished goods..........................................       175,281           207,620
    Other...................................................         7,679             8,178
                                                                ----------        ----------
                                                                   280,925           297,593
  Deferred income taxes.....................................        71,498            76,327
  Other.....................................................       112,794            84,276
                                                                ----------        ----------
                                                                   690,538           783,245
                                                                ----------        ----------
Property, Plant and Equipment:
  Land......................................................        49,612            39,149
  Buildings.................................................       386,197           350,067
  Machinery and equipment...................................       958,176           816,495
  Furniture, fixtures and transportation equipment..........       148,565           116,219
  Construction in progress..................................       127,545            96,288
                                                                ----------        ----------
                                                                 1,670,095         1,418,218
  Less: accumulated depreciation............................      (520,456)         (430,516)
                                                                ----------        ----------
                                                                 1,149,639           987,702
                                                                ----------        ----------
Other Assets................................................        88,715            86,510
                                                                ----------        ----------
  Cost in Excess of Net Tangible Assets:
  Cost in excess of net tangible assets.....................     1,033,272         1,033,632
  Less: accumulated amortization............................       (61,686)          (30,189)
                                                                ----------        ----------
                                                                   971,586         1,003,443
                                                                ----------        ----------
                                                                $2,900,478        $2,860,900
                                                                ==========        ==========
                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Commercial paper..........................................    $       --        $   74,870
  Current maturities of long-term debt and capital leases...        47,566           120,479
  Accounts payable..........................................       248,153           227,749
  Income taxes..............................................        23,603                --
  Facility closing costs and severance......................        16,836            23,670
  Other accrued liabilities.................................       319,639           314,270
                                                                ----------        ----------
                                                                   655,797           761,038
                                                                ----------        ----------
Long-term debt and capital leases...........................     1,208,630         1,038,998
                                                                ----------        ----------
Other liabilities:
  Deferred income taxes.....................................       162,470           182,244
  Postretirement/postemployment obligations.................        64,772            63,754
  Facility closing costs and severance......................        30,188            41,331
  Other.....................................................        56,289            52,915
                                                                ----------        ----------
                                                                   313,719           340,244
                                                                ----------        ----------
Minority interest...........................................       183,578           147,659
                                                                ----------        ----------
Stockholders' Equity:
  Preferred stock -- $100 par value, authorized 10,467
    shares and none issued..................................
  Preferred stock -- $100 par value, authorized 249,533
    shares and none issued..................................
  Common stock -- $.625 par value, authorized 350,000,000
    shares, issued 100,863,848 and 100,202,414 shares,
    respectively............................................        63,040            62,627
  Capital in excess of par value............................       291,377           274,255
  Retained earnings.........................................       219,279           262,531
  Common stock in treasury, 567,160 and 381,366 shares,
    respectively............................................       (10,594)           (6,762)
  Stock compensation related adjustments....................       (24,348)          (19,690)
                                                                ----------        ----------
                                                                   538,754           572,961
                                                                ----------        ----------
                                                                $2,900,478        $2,860,900
                                                                ==========        ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               COMMON STOCK                                    TREASURY STOCK
                                          -----------------------                           --------------------      STOCK
                                           NUMBER OF                CAPITAL IN                                     COMPENSATION
                                            SHARES                  EXCESS OF    RETAINED   NUMBER OF                RELATED
                                            ISSUED      PAR VALUE   PAR VALUE    EARNINGS    SHARES       COST     ADJUSTMENTS
                                          -----------   ---------   ----------   --------   ---------   --------   ------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balances at June 29, 1996...............   88,636,089    $55,398     $ 40,317    $234,069   (761,010)   $ (6,493)    $(17,967)
  Stock issued for acquisitions.........                                1,025                322,233       2,975
  Exercise of employee stock options....                               (1,017)               400,853       3,988
  Purchase of treasury stock............                                                     (19,335)       (289)
  Net income for the year...............                                           62,324
  Exercise of Restricted Stock Award....                                1,072                (78,106)     (1,362)       1,169
  Exercise of Equity Incentive Award....                                1,854               (151,469)     (2,365)       1,738
  Restricted Stock Award reversions.....                                 (104)               (56,430)       (456)         557
  Amortization of Restricted Stock Award
    and Equity Incentive Award..........                                                                                2,443
  Stock received from escrow............                                                    (219,812)     (2,565)
  Dividends paid -- $.4125 per common
    share...............................                                          (36,299)
                                          -----------    -------     --------    --------   --------    --------     --------
Balances at June 28, 1997...............   88,636,089     55,398       43,147     260,094   (563,076)     (6,567)     (12,060)
  Exercise of employee stock options....                                                      45,000         524
  Purchase of treasury stock............                                                      (6,227)       (117)
  Net income for the year...............                                           23,560
  Equity from investment in
    unconsolidated affiliate............                                            2,700
  Stock issued into escrow in connection
    with Restricted Stock Award.........                                2,118                347,609       3,965       (6,083)
  Restricted Stock Award reversions.....                                  (65)               (30,976)       (257)         435
  Amortization of Restricted Stock Award
    and Equity Incentive Award..........                                                                                1,395
  Dividends paid -- $.2225 per common
    share...............................                                          (19,620)
                                          -----------    -------     --------    --------   --------    --------     --------
Balances at January 3, 1998.............   88,636,089     55,398       45,200     266,734   (207,670)     (2,452)     (16,313)
  Common stock offering.................    9,000,000      5,625      182,305
  Stock issued for acquisition..........    2,000,000      1,250       38,750
  Exercise of employee stock options....      225,000        141        2,797                (61,424)     (2,419)
  Exercise of Equity Incentive Award....                                  452                (44,263)       (982)         524
  Purchase of treasury stock............                                                     (24,414)       (532)
  Net income for the year...............                                           41,899
  Adjustment for Keebler stock
    transactions........................                               (3,677)
  Stock issued into escrow in connection
    with Restricted Stock Award.........      345,973        216        8,653                                          (8,869)
  Restricted Stock Award reversions.....       (4,648)        (3)        (225)               (43,595)       (377)         513
  Amortization of Restricted Stock Award
    and Equity Incentive Award..........                                                                                4,455
  Dividends paid -- $.4750 per common
    share...............................                                          (46,102)
                                          -----------    -------     --------    --------   --------    --------     --------
Balances at January 2, 1999.............  100,202,414     62,627      274,255     262,531   (381,366)     (6,762)     (19,690)
  Net income for the year...............                                            7,294
  Adjustment for Keebler stock
    transactions........................                                2,907
  Exercise of employee stock options....                                 (750)                78,044       1,494
  Exercise of Equity Incentive Award....                                1,043                (91,547)     (2,161)       1,025
  Exercise of Restricted Stock Award....                                1,917               (121,078)     (2,497)       1,666
  Purchase of treasury stock............                                                     (15,053)       (335)
  Stock issued into escrow in connection
    with Restricted Stock Award.........      673,800        420       12,376                                         (12,796)
  Restricted Stock Award reversions.....      (12,366)        (7)        (371)               (36,160)       (333)         450
  Amortization of Restricted Stock Award
    and Equity Incentive Award..........                                                                                4,997
  Dividends paid -- $.515 per common
    share...............................                                          (50,546)
                                          -----------    -------     --------    --------   --------    --------     --------
Balances at January 1, 2000.............  100,863,848    $63,040     $291,377    $219,279   (567,160)   $(10,594)    $(24,348)
                                          ===========    =======     ========    ========   ========    ========     ========

         (See Accompanying Notes to Consolidated Financial Statements)

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             FOR THE 52 WEEKS
                                                                   ENDED            FOR THE 27    FOR THE 52
                                                          -----------------------   WEEKS ENDED   WEEKS ENDED
                                                          JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                                             2000         1999         1998          1997
                                                          ----------   ----------   -----------   -----------
                                                                        (AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities:
Net income..............................................  $   7,294    $  41,899     $ 23,560      $ 62,324
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Minority interest.....................................     39,560       42,537
  Income from investment in unconsolidated affiliate....                              (18,061)       (7,721)
  Depreciation and amortization.........................    144,619      128,765       26,930        45,970
  Deferred income taxes.................................    (16,782)      (1,504)        (803)        1,506
  Gain on sale of distributor notes receivable..........                                            (43,244)
  Non-recurring charge..................................     46,071       68,313
  Loss due to early extinguishment of debt..............                   1,706
  Cumulative effect of changes in accounting
    principles..........................................                   3,131        9,888
  Other.................................................      6,946       (1,486)
Changes in assets and liabilities, net of acquisitions:
  Accounts and notes receivable, net....................    (29,803)     (11,330)      (3,281)       12,343
  Inventories, net......................................     16,811      (35,828)        (413)      (36,144)
  Other assets..........................................    (13,425)     (53,486)      (1,495)       (2,242)
  Accounts payable and other accrued liabilities........     60,191       27,076      (16,658)      (13,199)
  Facility closing costs and severance..................    (18,389)      (9,798)        (577)       (1,606)
                                                          ---------    ---------     --------      --------
Net cash provided by operating activities...............    243,093      199,995       19,090        17,987
                                                          ---------    ---------     --------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.............   (266,607)    (140,275)     (32,857)      (77,510)
  Acquisition of majority interest in Keebler (net of
    cash acquired)......................................                (285,203)
  Acquisition of President by Keebler (net of cash
    acquired)...........................................                (444,818)
  Acquisition of other businesses, net of divestitures
    (net of cash acquired)..............................    (10,772)     (28,992)      (5,532)          617
  Other.................................................      3,696        1,378        2,145            63
                                                          ---------    ---------     --------      --------
Net cash disbursed for investing activities.............   (273,683)    (897,910)     (36,244)      (76,830)
                                                          ---------    ---------     --------      --------
Cash flows from financing activities:
  Common stock offering proceeds, net of underwriters'
    discount and offering costs.........................                 187,930
  Dividends paid........................................    (50,546)     (46,102)     (19,620)      (36,299)
  Treasury stock purchases..............................    (21,688)      (8,059)        (117)         (289)
  Proceeds from receivables securitization..............    103,000
  Stock compensation and warrants exercised.............     15,306       20,744
  Debentures proceeds...................................                 199,417
  Debentures issuance costs.............................                  (1,750)
  Increase (decrease) in commercial paper...............    (74,870)      21,364        7,713        40,792
  Increase (decrease) in debt and capital lease
    obligations.........................................     44,228      376,913          965          (794)
  Distributor notes receivable proceeds.................                                             65,954
                                                          ---------    ---------     --------      --------
Net cash provided by (disbursed for) financing
  activities............................................     15,430      750,457      (11,059)       69,364
                                                          ---------    ---------     --------      --------
Net increase (decrease) in cash and cash equivalents....    (15,160)      52,542      (28,213)       10,521
Cash and cash equivalents at beginning of period........     54,542        2,000       30,213        19,692
                                                          ---------    ---------     --------      --------
Cash and cash equivalents at end of period..............  $  39,382    $  54,542     $  2,000      $ 30,213
                                                          =========    =========     ========      ========
Schedule of noncash investing and financing activities:
  Stock compensation transactions.......................  $   4,658    $  20,431     $  6,355      $  9,263
  Stock issued for acquisition..........................                  40,000                      4,000
  Capital lease obligations.............................     47,406
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized................  $  86,054    $  62,982     $ 11,878      $ 25,955
    Income taxes........................................     38,281       87,063       10,867        32,729

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. As further described in Note 2, FII purchased an additional 11.5% of the common stock of Keebler on February 3, 1998 giving FII a majority ownership position in Keebler of approximately 55%. As a result, all amounts included herein as of January 2, 1999, for the fifty-two weeks then ended and forward, present Keebler with Flowers on a consolidated basis. All amounts included herein related to prior periods present FII's investment in Keebler under the equity method. Intercompany accounts and transactions are eliminated in consolidation.

CHANGE IN FISCAL YEAR END

     In January 1998, Flowers changed its fiscal year end from the Saturday nearest June 30 to the Saturday nearest December 31. Unless stated otherwise, all references to: (i) "fiscal 1997" shall mean Flowers' full fiscal year ended June 28, 1997; (ii) "twenty-seven week transition period ended January 3, 1998" shall mean Flowers' twenty-seven week transition period from June 29, 1997 through January 3, 1998; (iii) "fiscal 1998" shall mean the Company's full fiscal year ended January 2, 1999; and (iv) "fiscal 1999" shall mean the Company's full fiscal year ended January 1, 2000. As a result, the Company has presented its financial position as of January 1, 2000 and January 2, 1999 and has presented its results of operations, cash flow and changes in stockholders' equity for fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997. For comparative purposes the Company has included unaudited, condensed, consolidated financial information of Flowers in
Note 14 for the fifty-two weeks ended January 3, 1998 and the twenty-seven weeks ended January 4, 1997.

RECLASSIFICATIONS

     During fiscal 1998, the Company changed its method of presenting the statement of cash flows from the direct method to the indirect method. This and certain other reclassifications of prior year information were made to conform with the current presentation.

REVENUE RECOGNITION

     Revenue from sale of product at Flowers Bakeries is recognized at the time of shipment to its independent distributors, with a discount given the distributor recorded as an expense in selling, marketing and administrative expenses. Revenue from sale of product at Mrs. Smith's Bakeries is recognized at the time of shipment to the customer, recorded net of customer discounts. Revenue from sale of product at Keebler is recognized at the time of shipment to the customer or independent distributor, recorded net of customer and distributor discounts. Sales to a single customer were approximately $84.0 million, or 11% of sales during the twenty-seven week transition period ended January 3, 1998, and $163.0 million, or 11% of sales during fiscal 1997. During fiscal 1999 and fiscal 1998, no sales to a single customer accounted for more than 10% of sales.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     The Company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the statement of cash flows.

ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables, current portion of notes receivable and miscellaneous receivables. Allowances of $22.0 million and $7.8 million were recorded at January 1, 2000 and January 2, 1999, respectively.

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its customers and independent distributors, who are primarily in the grocery and foodservice markets.

INVENTORIES

     Inventories are carried at the lower of cost or market. Approximately 41% and 47% of inventories at January 1, 2000 and January 2, 1999, respectively, are valued using the first-in-first-out method ("FIFO"), with Keebler's finished goods inventory valued primarily under the last-in-first-out ("LIFO") method. Inventory valued under LIFO approximates FIFO at January 1, 2000 and January 2, 1999.

     At January 1, 2000 and January 2, 1999, inventories are shown net of allowances for slow-moving and aged inventory of $13.0 million and $9.6 million, respectively.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

     Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the lease term. Depreciation expense for fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998, and fiscal 1997 was $113.1 million, $108.5 million, $25.9 million and $44.8 million, respectively.

NOTES RECEIVABLE AND DEFERRED INCOME

     Prior to September 1996, Flowers Bakeries sold certain of its territories to independent distributors and financed such sales with ten year notes. In September 1996, Flowers Bakeries sold these notes, which totaled approximately $66.0 million, to a financial institution. The proceeds were used to repay debt outstanding at that time. Concurrently, approximately $43.2 million of deferred pre-tax income was recognized by Flowers Bakeries during fiscal 1997. Subsequent to September 1996, all distributor arrangements are made directly between the distributor and a financial institution and, pursuant to an agreement, Flowers Bakeries acts as the servicing agent for the financial institution and receives a fee for these services. The agreement requires amounts to be placed in escrow by the Company upon the occurrence of certain events as defined in the agreement. No events have occurred as of January 1, 2000 that would require such funding by the Company.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

COST IN EXCESS OF NET TANGIBLE ASSETS

                                                              JANUARY 1, 2000   JANUARY 2, 1999
                                                              ---------------   ---------------
                                                                   (AMOUNTS IN THOUSANDS)
Goodwill, net...............................................     $731,804         $  748,456
Trademarks and trade names, net.............................      239,782            254,987
                                                                 $971,586         $1,003,443
                                                                 ========         ==========

     Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Goodwill related to the purchases of businesses are amortized over twenty to forty years from the acquisition date using the straight-line method. Costs of purchased trademark and trade name rights are amortized over the period of expected future benefit, ranging from ten to forty years. Amortization expense for fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997 was $31.5 million, $19.6 million, $1.0 million and $1.1 million, respectively. During fiscal 1999, the Company recorded $9.8 million of goodwill and trademark adjustments related to purchase accounting and non-recurring charge reserves (Note 7).

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments as part of an overall strategy to manage market risk. The Company uses forward commodity futures and options contracts to hedge existing or future exposure to changes in commodity prices. The Company does not enter into these derivative financial instruments for trading or speculative purposes.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is currently assessing the effects SFAS133 will have on its financial position and results of operations.

TREASURY STOCK

     FII records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

RESEARCH AND DEVELOPMENT

     Activities related to new product development and major improvements to existing products and processes are expensed as incurred. Amounts were $13.1 million for fiscal 1999, $11.4 million for fiscal 1998, $.7 million for the twenty-seven week transition period ended January 3, 1998 and $1.0 million for fiscal 1997.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

ADVERTISING AND CONSUMER PROMOTION

     Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $111.2 million for fiscal 1999, $108.4 million for fiscal 1998, $17.0 million for the twenty-seven week transition period ended January 3, 1998 and $19.1 million for fiscal 1997.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No.
25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. The excess of the market price at the date of grant over the purchase price to be paid by the grantee, if any, is recognized ratably by the Company, as compensation expense, over the vesting period.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

SOFTWARE DEVELOPMENT COSTS

     The Company accounts for software development costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage, and thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company capitalized software development costs of $14.7 million and $5.6 million in fiscal 1999 and fiscal 1998, respectively.

NET INCOME PER COMMON SHARE

     The Company computes net income per common share in accordance with SFAS No. 128 -- "Earnings Per Share." Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the Company's stock option plans, as determined under the treasury stock method.

CHANGES IN ACCOUNTING PRINCIPLES

     On November 20, 1997, the Emerging Issues Task Force ("EITF"), a subcommittee of the FASB, issued EITF 97-13, which requires the cost of business process reengineering activities that are part of an information systems development project be expensed as those costs are incurred. Any unamortized costs that were previously capitalized were required to be written off as a cumulative adjustment in the quarter that

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES included November 20, 1997. During the twenty-seven week transition period ended January 3, 1998, Flowers recorded a cumulative after-tax charge of $8.8 million, or $.10 per share, as a result of its adoption of this pronouncement.

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

     On April 3, 1998, the Accounting Standards Executive Committee, a subcommittee of the American Institute of Certified Public Accountants, issued SOP 98-5 -- "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a cumulative after-tax charge of $3.1 million, or $.03 per share in fiscal 1998.

COMPREHENSIVE INCOME

     As of January 4, 1998, the Company adopted SFAS No. 130 -- "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net earnings or stockholders' equity. During fiscal 1999 and the prior periods presented, total comprehensive income equaled net income.

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

NOTE 2.  ACQUISITIONS

ACQUISITION OF KEEBLER

     On January 26, 1996, FII acquired a 49.6% interest in INFLO Holdings Corporation ("INFLO"), a newly formed corporation jointly owned by FII and Artal Luxembourg Corporation S.A. for $62.5 million. On January 26, 1996, INFLO acquired 100% of Keebler Corporation for an aggregate consideration of $454.9 million from United Biscuits (Holdings) plc. The acquisition of Keebler Corporation was financed through the equity of INFLO and bank borrowings. FII accounted for its investment in INFLO using the equity method of accounting from January 26, 1996 up until the time of the control purchase as further described below.

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

     On November 20, 1997, INFLO was merged into Keebler Corporation and subsequently changed its name to Keebler Foods Company.

     On February 3, 1998, FII acquired an additional 11.5% of the common stock of Keebler, concurrent with Keebler's initial public offering, giving FII a majority ownership position in Keebler of approximately 55% (the "Keebler Acquisition"). The aggregate purchase price of the additional interest in Keebler was approximately $312.4 million, including transaction expenses. The Keebler Acquisition was initially financed

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES through borrowings under FII's $500.0 million Syndicated Loan Facility. The acquisition of the additional interest in Keebler was accounted for using the purchase method of accounting, and, accordingly, Keebler's assets and liabilities are included in the consolidated balance sheet as of January 2, 1999 and January 1, 2000. The acquisition of the majority interest resulted in FII consolidating Keebler's operating results effective January 4, 1998. Keebler's operating results for the period January 4, 1998 through February 3, 1998, the date FII acquired the majority interest, were not materially different had the investment in Keebler been accounted for under the equity method, the method by which FII previously accounted for its investment in Keebler. The purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed of Keebler's based on their respective fair values. The excess of the purchase price over the fair value of the net assets underlying the additional interest acquired, approximately $264.2 million, has been recorded as goodwill and is being amortized over forty years.

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

     The acquisition of President has been accounted for as a purchase. The purchase price has been allocated to the net tangible and intangible assets of President based on their respective fair values. The excess of the purchase price over the fair value of net assets acquired is approximately $329.2 million, of which $12.8 million represents costs pursuant to a plan to exit certain activities and operations of President. The unallocated excess purchase price is being amortized straight-line over forty years.

     Results of operations for President from September 28, 1998 to January 2, 1999 have been included in the consolidated statement of income for fiscal 1998. The following unaudited, condensed, combined pro forma results of operations of the Company assume the President acquisition and the Keebler Acquisition occurred as of the beginning of each period presented. Additionally, the pro forma results for the year ended January 3, 1998 give effect to (i) FII selling 9,000,000 shares of its common stock in a public offering at $22 per share on April 27, 1998 and (ii) FII selling $200.0 million of 7.15% debentures on April 27, 1998, due April 15, 2028, as if such transactions had occurred at the beginning of the period:

                                               FOR THE 52 WEEKS ENDED   FOR THE 53 WEEKS ENDED
                                                  JANUARY 2, 1999          JANUARY 3, 1998
                                               ----------------------   ----------------------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales........................................        $4,133,481               $3,952,547
Income before extraordinary loss and
  cumulative effect of changes in accounting
  principles.................................            50,449                   56,793
Net Income...................................            46,380                   42,835
Diluted Net Income Per Common Share:
  Income before extraordinary loss and
     cumulative effect of changes in
     accounting principles...................               .52                      .58
  Net income.................................               .48                      .44

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of each period presented, nor are they necessarily indicative of future operating results.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Employee compensation.......................................   $ 89,093     $ 93,942
Pension.....................................................     21,521       19,511
Insurance...................................................     61,268       63,551
Marketing and consumer promotions...........................     61,869       65,075
Other.......................................................     85,888       72,191
                                                               --------     --------
          Total.............................................   $319,639     $314,270
                                                               ========     ========

     FII does not guarantee Keebler's other accrued liabilities of $237.4 million, which are included in the consolidated amount at January 1, 2000.

NOTE 4.  DEBT AND LEASE COMMITMENTS

     Long-term debt consisted of the following at January 1, 2000 and January 2, 1999:

                                             INTEREST    FINAL    JANUARY 1,   JANUARY 2,
                                               RATE    MATURITY      2000         1999
                                             --------  ---------  ----------   ----------
                                                                  (AMOUNTS IN THOUSANDS)
Flowers:
  Syndicated Loan Facility.................   7.56%      2003     $  350,000   $  150,000
  Senior Notes.............................   6.84%      2016        125,000      125,000
  Debentures...............................   7.15%      2028        200,000      200,000
  Commercial Paper.........................   5.55%      2000         25,027       74,870
  Capital Lease Obligations................   7.75%     Various       51,317        2,853
  Other....................................  Various   2004-2017      48,409       27,129
                                                                  ----------   ----------
                                                                     799,753      579,852
                                                                  ----------   ----------
Keebler:
  Bridge Facility..........................   6.26%      1999                      75,000
  Revolving Facility.......................   5.84%      2004                      85,000
  Term Facility............................   5.81%      2004        314,000      350,000
  Senior Subordinated Notes................   10.75%     2006        124,400      124,400
  Capital Lease Obligations................  Various   2002-2042       7,588        8,290
  Other Senior Debt........................  Various   2001-2005      10,455       11,805
                                                                  ----------   ----------
                                                                     456,443      654,495
                                                                  ----------   ----------
Consolidated Debt:.........................                        1,256,196    1,234,347
  Due within one year......................                           47,566      195,349
                                                                  ----------   ----------
  Due after one year.......................                       $1,208,630   $1,038,998
                                                                  ==========   ==========

FLOWERS

     On July 10, 1996, FII entered into a five year $300.0 million Syndicated Loan Facility. The facility was amended in January 1998, increasing the limit to $500.0 million, and extending the term to January 30, 2003. The facility was amended primarily to provide financing for the purchase of the majority interest in Keebler on February 3, 1998. At January 1, 2000 and January 2, 1999, $350.0 million and $150.0 million, respectively was outstanding. Amounts are borrowed under this facility for periods not to exceed 180 days and can be

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES reborrowed as necessary during the term of the facility. Interest under the facility is generally payable monthly and is variable based on a performance grid using a choice of LIBOR plus 1.375% or money market rates. At January 1, 2000, the commitment fee was 0.375%.

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

     On July 28, 1998, FII amended its short-term Commercial Paper Agreement to increase the limit from $75.0 million to $100.0 million. Borrowings under this agreement were used to finance inventory at Mrs. Smith's Bakeries. On January 14, 2000, this facility was terminated and repaid with borrowings from the Syndicated Loan Facility. In accordance with FASB Statement No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the outstanding balance of $25.0 million was classified as long-term debt on January 1, 2000.

     FII also has a $10.0 million revolving-term loan agreement with no amounts outstanding at January 1, 2000 or January 2, 1999.

     Several loan agreements of FII contain restrictions which, among other things, require maintenance of certain financial ratios and restrict encumbrance of assets and creation of indebtedness. At January 1, 2000, FII was in compliance with these requirements.

KEEBLER

     At January 1, 2000, and January 2, 1999, Keebler's primary credit financing was provided by a $700.0 million Credit Facility consisting of $350.0 million under the Revolving Facility and $350.0 million under the Term Facility. At January 2, 1999, financing was also provided under a $125.0 million Bridge Facility.

     Outstanding balances under the Term Facility were $314.0 million and $350.0 million at January 1, 2000 and January 2, 1999, respectively. Quarterly principal payments are scheduled through the final maturity at September 2004. The Revolving Facility had outstanding balances of zero and $85.0 million and available balances of $350.0 million and $265.0 million at January 1, 2000 and January 2, 1999, respectively. The Revolving Facility has no scheduled principal payment until maturity at September 2004. Any unused borrowings under the Revolving Facility are subject to a commitment fee that will vary from 0.125% - 0.30% based on the relationship of debt to adjusted earnings. At January 1, 2000, the commitment fee was 0.125%.

     The $75.0 million Bridge Facility outstanding at January 2, 1999, that had a final maturity of September 1999, with no scheduled principal payments, was refinanced on January 29, 1999. Keebler entered into a Receivables Purchase Agreement ("the Agreement") to replace the $75.0 million of debt held under the Bridge Facility, allowing funds to be borrowed at a lower cost to Keebler. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under the guidelines of SFAS No. 125, a special purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At January 1, 2000, a net of $103.0 million of accounts receivable had been sold at fair value, which is below the maximum amount currently available under the Agreement.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Interest on the Credit Facility is calculated based on base rate plus applicable margin. The base rate can, at Keebler's option, be: (i) the higher of the base domestic lending rate as established by the administrative agent for the lender of the Credit Facility, or the Federal Funds Rate plus one-half of one percent; or (ii) a reserve percentage adjusted LIBOR as offered by the administrative agent. Interest on the Bridge Facility is calculated using the same components as the Credit Facility.

     In conjunction with the President acquisition on September 28, 1998, Term Loan A was extinguished by using $145.0 million of borrowings under the new Credit Facility. Keebler recorded a pre-tax extraordinary charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Loan A was issued. The related after-tax charge, net of minority interest, was $.9 million.

     On July 1, 1998, Keebler entered into a swap transaction which matures on July 1, 2001. The swap transaction had the effect of converting the fixed rate of 10.75% on $124.0 million of the Notes to a rate of 11.33% through July 3, 2000. In addition, on September 30, 1998 and October 5, 1998, Keebler entered into two swap transactions both maturing on September 30, 2004, each of which converts the base rate on $105.0 million of Credit Facility to fixed rate debt of 5.084% and 4.89%, respectively.

     Keebler also maintains an interest rate swap that does not qualify for hedge accounting, which has a notional amount of $170.0 million and a fixed rate obligation of 5.0185% through February 1, 2001. During fiscal 1999, $2.8 million was recognized in income from operations in order to mark-to-market the interest rate swap. The resulting receivable related to this transaction was recorded as a current receivable as part of other current assets for $0.5 million and a long-term receivable as part of other assets for $2.3 million in the statement of financial position.

     Several loan agreements of Keebler contain restrictions which, among other things, require maintenance of certain financial ratios and restrict encumbrance of assets and creation of indebtedness. At January 1, 2000, Keebler was in compliance with these requirements.

     Annual maturities of long-term debt and capital leases for each of the five years following January 1, 2000 and thereafter are as follows:

                                                        FLOWERS    KEEBLER    CONSOLIDATED
                                                        --------   --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
2000..................................................  $ 35,310   $ 37,283    $   72,593
2001..................................................     7,138     42,162        49,300
2002..................................................     7,257     68,647        75,904
2003..................................................     7,404    105,596       113,000
2004..................................................    32,797     75,769       108,566
2005 and thereafter...................................   709,847    126,986       836,833
                                                        --------   --------    ----------
          Total.......................................  $799,753   $456,443    $1,256,196
                                                        ========   ========    ==========

     FII has not guaranteed any of the Keebler indebtedness and it is to be repaid solely from the cash flows of Keebler.

LEASES

     The Company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 25 years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value for periods from one month to ten years. Flowers has entered into certain capital lease obligations requiring the Company to guarantee the residual value to the lessor of approximately $29.0 million

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES at the termination of the lease. Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following:

                                                            JANUARY 1, 2000   JANUARY 2, 1999
                                                            ---------------   ---------------
                                                                 (AMOUNTS IN THOUSANDS)
Land......................................................      $   980           $  980
Buildings.................................................        2,894            2,894
Machinery and Equipment...................................       54,159            4,811
Other Leased Assets.......................................            1                1
                                                                -------           ------
                                                                 58,034            8,686
Accumulated Depreciation..................................       (2,172)            (242)
                                                                -------           ------
                                                                $55,862           $8,444
                                                                =======           ======

     Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                            CAPITAL LEASES   OPERATING LEASES
                                                            --------------   ----------------
                                                                 (AMOUNTS IN THOUSANDS)
2000......................................................     $10,388           $ 50,655
2001......................................................       9,452             42,664
2002......................................................       8,462             35,324
2003......................................................       7,187             31,919
2004......................................................      11,230             23,266
2005 and thereafter.......................................      31,998            113,266
                                                               -------           --------
          Total minimum payments..........................     $78,717           $297,094
Amount representing interest..............................     (19,812)
                                                               -------
Obligations under capital leases..........................      58,905
Obligations due within one year...........................      (7,666)
                                                               =======
Long-term obligations under capital leases................     $51,239
                                                               =======

     Rent expense for all operating leases amounted to $96.2 million for fiscal 1999, $61.3 million for fiscal 1998, $16.2 million for the twenty-seven week transition period ended January 3, 1998 and $24.2 million for fiscal 1997. FII does not guarantee Keebler's lease obligations of $7.6 million, which are included in the consolidated amount above.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of short and long-term borrowing was estimated using discounted cash flow analysis based on current interest rates which would be obtained for similar financial instruments. The carrying value of cash and cash equivalents and short-term debt approximates fair value at January 1, 2000 and January 2, 1999, because of the short-term maturity of the instruments. The fair value of Flowers long-term debt was $712.5 million at January 1, 2000 and approximately equaled carrying value at January 2, 1999. The fair value of Keebler's long-term debt was $417.2 million and $536.6 million at January 1, 2000 and January 2, 1999, respectively. The fair value of the Company's outstanding commodity derivative financial instruments, based on the stated market value as of January 1, 2000 and January 2, 1999, was $92.0 million and $113.8 million, respectively. The fair value of Keebler's interest rate swap agreements, a net receivable of $7.9 million, was estimated based on market prices as of January 1, 2000.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6.  COMMODITY PURCHASE AGREEMENTS

     The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show high correlation of changes in value with the value of the hedged item. For fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, losses of $6.5 million, $7.9 million, $.6 million and $1.9 million, respectively, were recorded. As of January 1, 2000 and January 2, 1999, deferred losses on closed contracts accounted for as hedges were $5.8 million and $3.8 million, respectively. Gains and losses on agreements which do not qualify as hedges are marked to market and recorded immediately as other income or expense. For fiscal 1999, a loss of $3.5 million was recorded. For fiscal 1998, a gain of $1.1 million was recorded and for the twenty-seven week transition period ended January 3, 1998, a loss of $.8 million was recorded. There was no gain or loss in fiscal 1997.

     The Company's various commodity purchase agreements effectively commit the Company to purchase raw materials in amounts approximating $113.0 million at January 1, 2000, which will be used in production in future periods.

NOTE 7.  FACILITY CLOSING COSTS AND SEVERANCE

NON-RECURRING CHARGES

     During fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey production facility due to excess capacity within Keebler's 14-plant manufacturing network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million. The charge included $46.1 million of non-cash asset impairments and $23.1 million of severance and other exit costs related to the Sayreville facility. As a direct result of this plan, asset impairments were recorded to write-down the closed facility to net realizable value, less cost to sell, based on management's estimate of fair value. Also, as part of this plan, asset impairments were recorded to write-off certain other machinery and equipment currently held by Keebler and to reduce goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996, neither of which provides any future economic benefit. Severance costs provided for the reduction of approximately 650 employees, of which 600 were represented by unions. As of January 1, 2000, approximately 640 employees, of which 595 were represented by unions, had been severed. This plan is substantially complete as of January 1, 2000. Accordingly, during the fourth quarter of fiscal 1999, an adjustment of $2.9 million was recorded against the original $69.2 million. The adjustment was due to lower than expected severance costs and an earlier than expected disposal of the facility as current real estate conditions resulted in a twelve month reduction in the estimated disposal period. The adjusted net charge in fiscal 1999 related to this plant closure was $66.3 million. Ongoing costs, including but not limited to, guard service, utilities, property taxes and preparing the facility for sale, will continue for eighteen months or until the facility is disposed of, whichever occurs earlier. The amount of suspended depreciation and amortization that would have been recognized for the year ended January 1, 2000, if prior period impairment had not been recognized was approximately $3.7 million, with $5.6 million of annualized savings anticipated in 2000.

     During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively). The charge included $57.5 million of noncash asset impairments, $4.8 million of severance costs and $6.1 million of other related exit costs. The plan involved closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment designated for disposal. The plan included severance costs for 695 employees, and, as of January 1, 2000, all such employees had been terminated. During fiscal 1999, Flowers Bakeries and Mrs. Smith's Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.1 million and $4.9 million, respectively. These adjustments are the result of reduced carrying costs of plants held for sale, an adjustment to the value of these assets due to the identification of a buyer and changes in estimates of severance and other employee termination costs. As of January 1, 2000, all significant actions related to these plans have been completed. The remaining exit costs include ongoing costs such as guard service, utilities and property taxes of closed facilities until the time of disposal. Management anticipates the charges will result in operating savings of approximately $40.0 million over the next five years, principally from reduced depreciation of approximately $13.0 million and increased efficiencies and reduced employee expense of approximately $27.0 million.

PURCHASE ACCOUNTING RESERVES

     During fiscal 1998, as part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of President in order to rationalize productivity and reduce costs and inefficiencies. These exit costs, for which there is no anticipated future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions were initially estimated at 410 employees and $6.7 million, with the balance of the reserves allocated to costs associated with the closing of seven production, sales or distribution facilities, which principally include noncancelable lease obligations and building maintenance costs. At January 1, 2000, approximately 40 employees not under union contract had been terminated. In addition, during the year management reviewed its exit plan and made a determination that approximately 110 employees not under union contract, would not be terminated. During fiscal 1999, Keebler adjusted accruals previously established in the accounting for the President acquisition by reducing goodwill and other intangibles by $4.5 million to recognize exit costs that are now expected to be less than initially anticipated. The remainder of management's exit plan is expected to be substantially complete before the end of fiscal 2000 with only noncancelable lease obligations to be paid over the next six years, concluding in fiscal 2006.

     As part of the acquisition of Mrs. Smith's Inc. in fiscal 1996, Flowers recorded a purchase accounting reserve of $37.1 million in order to realign production and distribution at Mrs. Smith's Bakeries to reduce inefficiencies. The realignment involved the shutdown of a leased production facility. The reserve includes $27.6 million of noncancelable lease obligations and building maintenance costs, $2.1 million of severance costs, and $7.4 million of other exit costs, including health insurance, incremental workers' compensation costs and the costs associated with dismantling and disposing of equipment at the closed facility. Under the plan, approximately 300 employees were to be and have been terminated. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998. Spending against the reserve totaled $6.8 million, $4.0 million, $.6 million and $1.6 million in fiscal 1999, fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, respectively.

     As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs. Severance costs were estimated at $39.4 million for the approximately 1,400 employees anticipated to be terminated. As of the end of fiscal 1998, all had been terminated. The plan included the closure of its Atlanta, Georgia and Santa Fe Springs, California, production facilities, as well as 39 sales force and distribution facilities. Costs incurred related to

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES the closing of production, distribution and sales force facilities, other than severance costs, included primarily noncancelable lease obligations and building maintenance costs of $31.2 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. As of January 4, 1998, the date FII began consolidating Keebler for financial reporting purposes, the remaining liability was $22.5 million, of which $20.2 million related to noncancelable lease obligations and building maintenance costs, $.3 million related to severance costs and $2.0 million related to other exit costs. All activity prior to that date occurred while FII accounted for its investment in Keebler in accordance with the equity method of accounting. Spending against the remaining reserves totaled $3.0 million for fiscal 1999 and $7.7 million for fiscal 1998. In addition, during fiscal 1999 and fiscal 1998, Keebler expensed $0.8 million and $2.8 million, respectively, principally for costs related to the closure of two distribution facilities not included in the original plan. During fiscal 1999, Keebler adjusted accruals previously established in the accounting for the Keebler acquisition by reducing goodwill and other intangibles by $0.5 million and reversing $1.3 million into income from operations to recognize exit costs that are now expected to be less than initially anticipated. The $1.3 million was credited to operating income as it had originally been charged to income from operations in fiscal 1999 and fiscal 1998. During fiscal 1998, Keebler also adjusted accruals previously established in the accounting for the Keebler and Sunshine acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan was substantially complete at January 1, 2000 with only noncancelable lease obligations continuing through 2006.

     Activity with respect to the non-recurring charges and purchase accounting reserves was as follows (amounts in thousands):

  Non-Recurring Charges:

                                      BALANCE AT                                         BALANCE AT
                                      JANUARY 3,   PROVISION/     NONCASH                JANUARY 2,
                                         1998      ADJUSTMENTS   REDUCTIONS   SPENDING      1999
                                      ----------   -----------   ----------   --------   ----------
Noncash impairments.................    $   --       $57,489      $(57,489)   $     --     $   --
Severance...........................        --         4,755            --      (3,217)     1,538
Noncancelable lease obligations and
  facility closure costs............        --         3,995            --          --      3,995
Other...............................        --         2,074            --         (94)     1,980
                                        ------       -------      --------    --------     ------
          Total.....................    $   --       $68,313      $(57,489)   $ (3,311)    $7,513
                                        ======       =======      ========    ========     ======

                                      BALANCE AT                                         BALANCE AT
                                      JANUARY 2,   PROVISION/     NONCASH                JANUARY 1,
                                         1999      ADJUSTMENTS   REDUCTIONS   SPENDING      2000
                                      ----------   -----------   ----------   --------   ----------
Noncash impairments.................    $   --       $42,049      $(42,049)   $     --     $   --
Severance...........................     1,538        14,377            --     (13,878)     2,037
Noncancelable lease obligations and
  facility closure costs............     3,995         1,358            --      (2,522)     2,831
Other...............................     1,980         2,571            --      (2,089)     2,462
                                        ------       -------      --------    --------     ------
          Total.....................    $7,513       $60,355      $(42,049)   $(18,489)    $7,330
                                        ======       =======      ========    ========     ======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

Purchase Accounting Reserves:

                                               BALANCE AT                            BALANCE AT
                                               JANUARY 3,   PROVISION/               JANUARY 2,
                                                  1998      ADJUSTMENTS   SPENDING      1999
                                               ----------   -----------   --------   ----------
Mrs. Smith's Bakeries
Severance....................................   $ 1,735       $    --     $   (388)   $ 1,347
Non cancelable lease obligations and other
  facility closure costs.....................    27,149            --       (1,350)    25,799
Other........................................     6,069            --       (2,308)     3,761
                                                -------       -------     --------    -------
          Total..............................   $34,953       $    --     $ (4,046)   $30,907
                                                -------       -------     --------    -------
Keebler Foods Company
Severance....................................   $   231       $   111     $   (293)   $    49
Non cancelable lease obligations and other
  facility closure costs.....................    12,505         2,244       (3,265)    11,484
Other........................................     1,895          (182)      (1,689)        24
                                                -------       -------     --------    -------
          Total..............................   $14,631       $ 2,173     $ (5,247)   $11,557
                                                -------       -------     --------    -------
Sunshine Biscuits, Inc.
Severance....................................   $   112       $    --     $    (26)   $    86
Non cancelable lease obligations and other
  facility closure costs.....................     7,735        (3,120)      (2,388)     2,227
                                                -------       -------     --------    -------
          Total..............................   $ 7,847       $(3,120)    $ (2,414)   $ 2,313
                                                -------       -------     --------    -------
President International, Inc.
Severance....................................   $    --       $ 6,653     $    (59)   $ 6,594
Non cancelable lease obligations and other
  facility closure costs.....................        --         5,670           --      5,670
Other........................................        --           447           --        447
                                                -------       -------     --------    -------
          Total..............................   $    --       $12,770     $    (59)   $12,711
                                                -------       -------     --------    -------
          GRAND TOTAL........................   $57,431       $11,823     $(11,766)   $57,488
                                                =======       =======     ========    =======

                                               BALANCE AT                            BALANCE AT
                                               JANUARY 2,   PROVISION/               JANUARY 1,
                                                  1999      ADJUSTMENTS   SPENDING      2000
                                               ----------   -----------   --------   ----------
Mrs. Smith's Bakeries
Severance....................................   $ 1,347       $    --     $ (1,347)   $    --
Non cancelable lease obligations and other
  facility closure costs.....................    25,799        (1,405)      (4,208)    20,186
Other........................................     3,761            --       (1,285)     2,476
                                                -------       -------     --------    -------
          Total..............................   $30,907       $(1,405)    $ (6,840)   $22,662
                                                -------       -------     --------    -------
Keebler Foods Company
Severance....................................   $    49       $    25     $    (50)   $    24
Non cancelable lease obligations and other
  facility closure costs.....................    11,484        (1,009)      (2,646)     7,829
Other........................................        24           (10)         (14)        --
                                                -------       -------     --------    -------
          Total..............................   $11,557       $  (994)    $ (2,710)   $ 7,853
                                                -------       -------     --------    -------

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                               BALANCE AT                            BALANCE AT
                                               JANUARY 2,   PROVISION/               JANUARY 1,
                                                  1999      ADJUSTMENTS   SPENDING      2000
                                               ----------   -----------   --------   ----------
Sunshine Biscuits, Inc.
Severance....................................   $    86       $    --     $    (23)   $    63
Non cancelable lease obligations and other
  facility closure costs.....................     2,227            --         (265)     1,962
                                                -------       -------     --------    -------
          Total..............................   $ 2,313       $    --     $   (288)   $ 2,025
                                                -------       -------     --------    -------
President International, Inc.
Severance....................................   $ 6,594       $(3,189)    $   (576)   $ 2,829
Non cancelable lease obligations and other
  facility closure costs.....................     5,670          (991)         (83)     4,596
Other........................................       447          (319)        (118)        10
                                                -------       -------     --------    -------
          Total..............................   $12,711       $(4,499)    $   (777)   $ 7,435
                                                -------       -------     --------    -------
          GRAND TOTAL........................   $57,488       $(6,898)    $(10,615)   $39,975
                                                =======       =======     ========    =======

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

Common Stock

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of FII out of funds legally available. In the event of a liquidation, dissolution or winding-up of FII, holders of Common Stock are entitled to share ratably in all assets of FII, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of Common Stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of Common Stock into any other securities of FII or any other person. The Common Stock is not subject to redemption or sinking fund redemption.

     On April 27, 1998, FII sold 9,000,000 shares of its Common Stock in a public offering at $22 per share. Net proceeds from the offering were used to reduce borrowings under the $500.0 million Syndicated Loan Facility which were primarily incurred to purchase the majority interest in Keebler.

Preferred Stock

     The Board of Directors of FII has the authority to issue up to 249,533 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Common Stock. Pursuant to

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES such authority, the Board of Directors has designated 100,000 shares of preferred stock as Series A Preferred Stock in connection with the adoption of FII's Shareholder's Rights Plan. The issuance of one or more series of preferred stock will likely decrease the amount of earnings and assets available for distribution to holders of Common Stock as dividends or upon liquidation, respectively, and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. The issuance of preferred stock also could have the effect of delaying, deterring or preventing a change in control of FII.

FII SHAREHOLDER'S RIGHTS PLAN

     On March 19, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right" or, collectively, the "Rights") for each share of Common Stock held of record on the close of business on April 2, 1999. Under certain circumstances, a Right may be exercised to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $90.00.

     The Rights become exercisable upon the earlier to occur of: (i) the tenth calendar day after a person or group acquires 15% or more of the Company's outstanding Common Stock, or (ii) the tenth business day after the commencement of a tender offer for 15% or more of the Company's outstanding Common Stock. If the Rights become exercisable, each Right will entitle the holder thereof to purchase one ten-thousandth of a share of Preferred Stock. If a person or group acquires 15% or more of the outstanding Common Stock of the Company, the holder of each Right not owned by the 15% or more shareholder would be entitled to purchase for $90.00 (the exercise price of the Right) Common Stock of the Company having market value equal to $180.00. If the Company is a party to certain mergers or business combination transactions or transfers 50% or more of its assets or earning power to another party, each Right will entitle its holder to buy a number of shares of Common Stock of the acquiring or surviving company having a market value of twice the exercise price of the Rights, or $180.00. If the Rights are fully exercised, the shares issued thereby would cause a substantial dilution to the shareholders of the acquiring or surviving company. The Company may also, under certain circumstances, exchange the Rights not owned by the 15% or more shareholder at an exchange ratio of one share of Common Stock per Right.

     The Rights expire April 2, 2009, and may be redeemed by the Company for $.01 per Right at any time prior to the close of business on the later of: (i) the tenth calendar day after a person or group acquires 15% or more of the Company's outstanding Common Stock, or (ii) the tenth business day after the commencement of a tender offer for 15% or more of the Company's outstanding Common Stock.

STOCK INCENTIVE PLANS

     Flowers

     FII has two stock incentive plans that authorize the Compensation Committee of the Board of Directors to grant to eligible employees stock options, stock appreciation rights, restricted or deferred stock awards, stock purchase rights and other stock-based awards. The Executive Stock Incentive Plan ("ESIP"), the only plan with shares available for grant, is authorized to grant to eligible employees up to 12,050,000 shares of Common Stock, through October 17, 2007. The FII Stock Option Plan expired on October 15, 1992, therefore no additional grants will be made pursuant to this Plan. Additionally, FII has a Non-Employee Directors' Equity Plan (the "Directors' Plan") pursuant to which an aggregate of 300,000 shares of Common Stock may be issued and awarded as stock options to non-employee directors. All options granted under this plan have ten year terms and vest one year from the date of grant.

     During fiscal 1999, fiscal 1998 and the twenty-seven week transition period ended January 3, 1998, 673,800 shares, 345,972 shares and 347,609 shares respectively, of FII's Common Stock were issued as Restricted Stock Awards ("RSAs"). Pursuant to the ESIP, these shares are held in escrow by FII and will be

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES released to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction periods and payment of the purchase price. During fiscal 1999, special grants were made to key executives that include the attainment of specific financial goals as a condition of vesting. The restriction periods end at various dates through June 2003. The purchase price is 50% of the mean of the high and low market value of FII's Common Stock at the date of grant. The purchase price of the shares described above and shares still outstanding granted prior to fiscal 1997 ranges from $5.11 to $12.82 per share. Compensation expense for fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997 was $4.8 million, $3.8 million, $1.1 million and $1.7 million, respectively.

     During fiscal 1996, 358,547 shares of FII's Common Stock were issued as Equity Incentive Awards ("EIA"). Pursuant to the ESIP, these shares are held in escrow by FII and may be released ratably to the grantee upon the grantee's satisfaction of continued employment at the same or a higher level during the restriction period which ends May 20, 1999, and upon payment of the purchase price of $5.11 per share. The purchase price is 50% of the mean of the high and low market value of FII's Common Stock on the date of grant. Compensation expense for fiscal 1999, fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997 was $.2 million, $.7 million, $.3 million and $.8 million, respectively. The awards were fully exercised in fiscal 1999.

     During fiscal 1998, 1,128,600 shares of FII's Common Stock were granted as non-qualified stock options ("NQSOs"). Pursuant to the ESIP, the NQSOs vest at the end of four years and expire ten years after the date of grant. The optionees are required to pay the market value of the shares, determined as of the grant date, which was $21.00 during fiscal 1998. As of January 1, 2000 and January 2, 1999, there were 1,854,000 and 1,926,000 NQSOs outstanding, respectively.

     During fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, the stock option activity pursuant to the ESIP is set forth below:

                                             FOR THE 52           FOR THE 52           FOR THE 27           FOR THE 52
                                            WEEKS ENDED          WEEKS ENDED          WEEKS ENDED          WEEKS ENDED
                                          JANUARY 1, 2000      JANUARY 2, 1999      JANUARY 3, 1998       JUNE 29, 1997
                                         ------------------   ------------------   ------------------   ------------------
                                                   WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                                   AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                                   EXERCISE             EXERCISE             EXERCISE             EXERCISE
                                         OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                         -------   --------   -------   --------   -------   --------   -------   --------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year.......   1,926     $15.34     1,165     $ 7.57     1,211     $7.52      1,664     $7.11
Granted................................                        1,129      21.00
Exercised..............................     (63)      5.50      (368)      8.10       (46)    $6.06       (453)    $6.03
Forfeitures............................      (9)
                                          -----     ------    ------     ------     -----     -----      -----     -----
Outstanding at end of year.............   1,854     $15.65     1,926     $15.34     1,165     $7.57      1,211     $7.52
                                          =====               ======                =====                =====
Exercisable at end of year.............     735                  798                1,165                1,211
                                          =====               ======                =====                =====
Weighted average fair value of options
  granted during the year..............     N/A               $ 4.37                  N/A                  N/A
                                          =====               ======                =====                =====

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     Stock options outstanding and exercisable, under the ESIP, on January 1, 2000 were as follows:

                                                                    WEIGHTED         WEIGHTED AVERAGE
                                                                AVERAGE EXERCISE   REMAINING CONTRACTUAL
        RANGE OF EXERCISE PRICES PER SHARE           SHARES     PRICE PER SHARE        LIFE IN YEARS
        ----------------------------------          ---------   ----------------   ---------------------
Outstanding:
  $ 5.50 - $ 6.06.................................    262,234        $ 5.79                 1.5
  $ 8.45..........................................    472,500          8.45                 5.5
  $21.00..........................................  1,119,400        $21.00                 8.5
                                                    ---------        ------                 ---
  $ 5.50 - $21.00.................................  1,854,134        $15.65                 6.7
                                                    =========        ======                 ===
Exercisable:
  $ 5.50 - $ 6.06.................................    262,234        $ 5.79
  $ 8.45..........................................    472,500          8.45
                                                    ---------        ------
  $ 5.50 - $ 8.45.................................    734,734        $ 7.50
                                                    =========        ======

     During fiscal 1999 and fiscal 1998, and the twenty-seven week transition period ended January 3, 1998 stock option activity pursuant to the Directors' Plan is set forth below:

                                                  FOR THE 52           FOR THE 52           FOR THE 27
                                                 WEEKS ENDED          WEEKS ENDED          WEEKS ENDED
                                               JANUARY 1, 2000      JANUARY 2, 1999      JANUARY 3, 1998
                                              ------------------   ------------------   ------------------
                                                        WEIGHTED             WEIGHTED             WEIGHTED
                                                        AVERAGE              AVERAGE              AVERAGE
                                                        EXERCISE             EXERCISE             EXERCISE
                                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                              -------   --------   -------   --------   -------   --------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year............      57     $18.51        41     $17.50
Granted.....................................      28      24.12        16      21.00        41     $17.50
Exercised...................................
Forfeitures.................................
                                               -----                -----                -----
Outstanding at end of year..................      85     $20.35        57     $18.51        41     $17.50
                                               =====                =====                =====
Exercisable at end of year..................      57                   41                    0
                                               =====                =====                =====
Weighted average fair value of options
  granted during the year...................   $7.60                $4.37                $4.36
                                               =====                =====                =====

     As of January 1, 2000, 57,376 of the options, under the Directors' Plan are exercisable with a weighted average price of $18.51. The weighted average remaining contractual life of options outstanding is approximately eight and one half years. The exercise price of the options range from $17.50 to $24.12.

  Keebler

     Keebler's 1996 Stock Option Plan has 9,673,594 shares of Keebler's common stock authorized for future grant. All options granted have ten year terms and, due to acceleration resulting from the achievement of certain performance measures, vest by 2001. Under this plan, at January 1, 2000, options for 5,919,629 shares were outstanding, of which 4,493,801 are exercisable with a weighted average price of $1.96. Keebler's 1998 Omnibus Stock Incentive Plan has 6,500,000 shares of Keebler's common stock authorized for future grant. All options granted generally have ten year terms and vest at the end of five years. Vesting can be accelerated if certain stock price performance measures are met. Under this plan, at January 1, 2000, options for 2,817,602 shares were outstanding, of which 899,699 are exercisable with a weighted average exercise price of $25.74. Exercise prices as of January 1, 2000, for options outstanding under the 1996 Stock Option Plan range from $1.74 to $5.23. The weighted average remaining contractual life of these options is approximately six and one-half years. Exercise prices as of January 1, 2000, for options outstanding under the 1998 Omnibus Stock

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

Incentive Plan range from $24.00 to $39.25. The weighted average remaining contractual life of these options is approximately five years.

     Keebler's Non-Employee Director Stock Plan has 300,000 shares of Keebler's Common Stock authorized for future grant. All options granted have ten year terms and vest automatically upon grant. Under this plan, at January 1, 2000, options for 30,000 shares were outstanding and exercisable. The exercise price of these options range from $27.44 to $30.75. The weighted average remaining contractual life of these options is approximately eight and one half years.

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

                                             FOR THE 52        FOR THE 52        FOR THE 27       FOR THE 52
                                             WEEKS ENDED       WEEKS ENDED       WEEKS ENDED      WEEKS ENDED
                                           JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997
                                           ---------------   ---------------   ---------------   -------------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
As Reported:
  Net Income.............................      $7,294            $41,899           $23,560          $62,324
  Net Income Per Common Share:
     Basic...............................         .07                .43               .27              .71
     Diluted.............................         .07                .43               .27              .71
Pro Forma:
  Net Income.............................      $5,676            $38,989           $22,735          $61,716
  Net Income Per Common Share:
     Basic...............................         .06                .40               .26              .70
     Diluted.............................         .06                .40               .26              .70

     For awards granted the following weighted average assumptions were used to determine fair value using the Black-Scholes option-pricing model:

                                               FOR THE 52 WEEKS    FOR THE 52 WEEKS    FOR THE 27
                                                    ENDED               ENDED          WEEKS ENDED
                                               JANUARY 1, 2000     JANUARY 2, 1999     JANUARY 3,
                                               ----------------    ----------------       1998
                                                FII     KEEBLER     FII     KEEBLER        FII
                                               -----    -------    -----    -------    -----------
Dividend Yield...............................  0.00%     0.00%     3.64%     0.00%        0.00%
Expected Volatility..........................  23.70%   24.80%     23.90%   27.20%       26.80%
Risk-free Interest Rate......................  5.80%     5.76%     5.60%     5.04%        6.31%
Expected Option Life (Years).................      4         5         5         5            4

NOTE 9.  RETIREMENT PLANS

DEFINED BENEFIT PLANS

  Flowers

     Flowers has a trusteed, noncontributory defined benefit pension plan covering certain employees. The benefits are based on years of service and the employee's career earnings. The plan is funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 ("ERISA"). As of January 1, 2000 and January 2, 1999, the assets

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES of the plan include certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 916,250 and 506,250 shares of FII's Common Stock, respectively, with a fair value of approximately $14.6 million and $12.1 million at January 1, 2000 and January 2, 1999, respectively. In addition to the pension plan, Flowers also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan.

  Keebler

     Keebler has a trusteed, noncontributory defined benefit pension plan covering certain employees. Benefits provided under the plan are primarily based on years of service and the employee's final level of compensation. Assets held by the pension plan consist primarily of common stocks, government securities, bonds and a real estate investment of $3.1 million in a distribution center which is under an operating lease to Keebler. Keebler contributes annually not less than the ERISA minimum funding requirements. Effective December 31, 1998, the pension plans of President were merged with Keebler's pension plan. In addition to the pension plan, Keebler also maintains an unfunded supplemental retirement plan for certain highly compensated former executives and an unfunded plan for certain highly compensated current and former executives ("the excess retirement plan"). Benefits provided are based on years of service.

     The net periodic pension cost for the Flowers plans that are not fully funded and Keebler's unfunded supplemental retirement plan include the following components:

                                        FOR THE 52    FOR THE 52    FOR THE 27    FOR THE 52
                                        WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                        JANUARY 1,    JANUARY 2,    JANUARY 1,     JUNE 28,
                                           2000          1999          1998          1997
                                        -----------   -----------   -----------   -----------
                                                       (AMOUNTS IN THOUSANDS)
Service cost..........................   $  8,005      $  6,268       $ 2,846      $  5,603
Interest cost.........................     13,166        11,904         5,207        10,311
Expected return on plan assets........    (13,844)      (13,635)       (5,585)      (10,415)
Amortization of transition assets.....       (841)         (841)         (422)         (841)
Prior service cost....................         59            59            30            84
Recognized net actuarial (gain)
  loss................................        448          (177)           35           118
                                         --------      --------       -------      --------
Net periodic pension cost.............   $  6,993      $  3,578       $ 2,111      $  4,860
                                         ========      ========       =======      ========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The funding status and the amounts recognized in the consolidated balance sheet for the Flowers plans that are not fully funded and Keebler's unfunded supplemental retirement plan are as follows:

                                                          JANUARY 1, 2000    JANUARY 2, 1999
                                                          ---------------    ---------------
                                                                (AMOUNTS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............     $(191,649)         $(146,937)
  Acquisitions..........................................                          (10,303)
  Service cost..........................................        (8,005)            (6,268)
  Interest cost.........................................       (13,166)           (11,904)
  Actuarial gain (loss).................................        24,650            (23,964)
  Benefits paid.........................................         8,040              7,727
                                                             ---------          ---------
  Benefit obligation at end of year.....................      (180,130)          (191,649)
                                                             ---------          ---------
Change in plan assets:
  Fair value of plan assets at beginning of year........       146,793            154,828
  Actual return on plan assets..........................        14,294             (2,199)
  Employer contribution.................................           252              1,141
  Benefits paid.........................................        (7,400)            (6,977)
                                                             ---------          ---------
  Fair value of plan assets at end of year..............       153,939            146,793
                                                             ---------          ---------
  Funded status.........................................       (26,191)           (44,856)
  Unrecognized net actuarial (gain) loss................        (2,934)            22,749
  Contribution between measurement date and fiscal year
     end................................................           183                185
  Unrecognized prior service cost.......................           498                557
  Unrecognized net transition asset.....................        (2,472)            (3,313)
                                                             ---------          ---------
  Net amount recognized at end of year..................     $ (30,916)         $ (24,678)
                                                             =========          =========

     The net periodic pension cost for Keebler's unfunded excess retirement plan includes the following components:

                                                                    FOR THE 52
                                                                    WEEKS ENDED
                                                              -----------------------
                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
                                                                    (AMOUNTS IN
                                                                    THOUSANDS)
Service cost................................................     $431         $173
Interest cost...............................................      155           78
Recognized net actuarial (gain) loss........................        8          (47)
                                                                 ----         ----
Net periodic pension cost...................................     $594         $204
                                                                 ====         ====

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The unfunded status of Keebler's excess retirement plan and the amounts recognized in the consolidated balance sheet are as follows:

                                                            JANUARY 1, 2000   JANUARY 2, 1999
                                                            ---------------   ---------------
                                                                 (AMOUNTS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year.................      $(2,395)          $(1,085)
  Service cost............................................         (431)             (173)
  Interest cost...........................................         (155)              (78)
  Actuarial (loss)........................................         (158)           (1,076)
  Benefits and expenses paid..............................           31                17
                                                                -------           -------
  Benefit obligation at end of year.......................       (3,108)           (2,395)
  Fair value of plan assets
                                                                -------           -------
  Funded status...........................................       (3,108)           (2,395)
  Unrecognized net actuarial loss.........................          501               351
  Benefit paid subsequent to measurement date.............           17
                                                                -------           -------
  Net amount recognized at end of year....................      $(2,590)          $(2,044)
                                                                =======           =======

     The net amount recognized at the end of the year includes $21.5 million which is recorded in other accrued liabilities (Note 3) and the remainder is included in other long-term liabilities.

     Assumptions used in accounting for the Company's plans that are not fully funded at each of the respective period-ends are as follows:

                                       JANUARY 1,    JANUARY 2,    JANUARY 3,    JUNE 28,
                                          2000          1999          1998         1997
                                       ----------    ----------    ----------    --------
Weighted average assumptions:
  Measurement date...................     9/30/99       9/30/98     9/30/97      3/31/97
  Discount rate......................  7.50%-7.75%   6.50%-7.50%       8.00%        8.00%
  Expected return on plan assets.....        9.00%         9.00%       9.00%        9.00%
  Rate of compensation increase......  4.50%-5.25%   4.00%-5.00%       5.50%        5.50%

     The net periodic pension cost for the Company's fully funded plan includes the following components:

                                                                 FOR THE 52 WEEKS ENDED
                                                            ---------------------------------
                                                            JANUARY 1, 2000   JANUARY 2, 1999
                                                            ---------------   ---------------
                                                                 (AMOUNTS IN THOUSANDS)
Service cost..............................................     $ 13,364          $  9,040
Interest cost.............................................       32,841            31,080
Expected return on plan assets............................      (41,887)          (39,352)
Recognized net actuarial loss.............................           43
Prior service cost........................................          689               689
                                                               --------          --------
Net periodic pension cost.................................     $  5,050          $  1,457
                                                               ========          ========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The funded status and the amounts recognized in the consolidated balance sheet for the Company's fully funded plan is as follows:

                                                            JANUARY 1, 2000   JANUARY 2, 2000
                                                            ---------------   ---------------
                                                                 (AMOUNTS IN THOUSANDS)
Benefit obligation at beginning of year...................     $(520,312)        $       0
  Acquisitions............................................                        (460,139)
  Service cost............................................       (13,364)           (9,040)
  Interest cost...........................................       (32,841)          (31,080)
  Amendments..............................................             0            (4,874)
  Actuarial gain (loss)...................................        60,261           (45,871)
  Curtailment gain........................................           897
  Benefits paid...........................................        30,009            30,692
                                                               ---------         ---------
  Benefit obligation at end of year.......................      (475,350)         (520,312)
                                                               ---------         ---------
Change in plan assets:
  Fair value of plan assets at beginning of year..........       581,621
  Acquisitions............................................                         515,290
  Actual return on plan assets............................         2,253            77,731
  Employer contribution...................................           115            19,292
  Benefits paid...........................................       (30,009)          (30,692)
                                                               ---------         ---------
  Fair value of plan assets at end of year................       553,980           581,621
                                                               ---------         ---------
  Funded status...........................................        78,630            61,309
  Unrecognized net actuarial gain.........................       (37,209)          (16,538)
  Contribution between measurement date and fiscal year
     end..................................................                             115
  Unrecognized prior service cost.........................         7,730             9,230
                                                               ---------         ---------
  Net amount recognized at end of year....................     $  49,151         $  54,116
                                                               =========         =========

     Assumptions used in accounting for the Company's fully funded plan are as follows:

                                                        JANUARY 1, 2000   JANUARY 2, 1999
                                                        ---------------   ---------------
Weighted average assumptions:
  Measurement date....................................          9/30/99           9/30/98
  Discount rate.......................................             7.50%             6.50%
  Expected return on plan assets......................             8.70%             9.00%
  Rate of compensation increase.......................             4.50%             4.00%

     FII is not obligated to satisfy the pension obligations of Keebler.

OTHER PLANS

       Flowers

     Flowers contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $.5 million for fiscal 1999, $.3 million for fiscal 1998, $.5 million for the twenty-seven week transition period ended January 3, 1998 and $.4 million for fiscal 1997.

     The Flowers Industries, Inc. 401(k) Retirement Savings Plan covers substantially all Flowers employees who have completed certain service requirements. Generally, the cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES compensation and 25% of the employees' contributions, up to 6% of compensation. During fiscal 1999 and fiscal 1998, the twenty-seven week transition period ended January 3, 1998 and fiscal 1997, the total cost and contributions were $1.9 million, $1.3 million, $.6 million and $1.4 million, respectively.

  Keebler

     Contributions are also made by Keebler to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For fiscal 1999 and fiscal 1998, Keebler expensed contributions of $2.5 million and $2.3 million, respectively.

     Keebler contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $6.8 million and $8.9 million for fiscal 1999 and fiscal 1998, respectively.

NOTE 10.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  Flowers

     FII provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees.

  Keebler

     Keebler provides certain medical and life insurance benefits for eligible retired employees of Keebler. The medical plan, which covers nonunion and certain union employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates an up-front deductible, coinsurance payments and employee contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. Keebler does not fund the plan.

     Additionally, Keebler provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. Keebler does not pre-fund the plan. The postemployment obligation included in the consolidated balance sheet at January 1, 2000 and January 2, 1999 was $5.5 million and $4.7 million, respectively. The plan was amended in fiscal 1999 for a change in the calculation of retiree contribution rates that resulted in an $8.5 million reduction to the benefit obligation and a corresponding decrease in unrecognized prior service cost.

     The net periodic postretirement benefit expense for the Company includes the following components:

                                                                    52 WEEKS ENDED
                                                           ---------------------------------
                                                           JANUARY 1, 2000   JANUARY 2, 1999
                                                           ---------------   ---------------
                                                                (AMOUNTS IN THOUSANDS)
Service cost.............................................      $2,348            $2,045
Interest cost............................................       3,722             3,961
Amortization of prior service cost.......................        (115)             (115)
Prior service cost.......................................         389
Amortization of net gain.................................        (375)
                                                               ------            ------
Net periodic postretirement benefit cost.................      $5,969            $5,891
                                                               ======            ======

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The unfunded status and the amounts recognized in the balance sheet for the Company's postretirement obligation are as follows:

                                                            JANUARY 1, 2000   JANUARY 2, 1999
                                                            ---------------   ---------------
                                                                 (AMOUNTS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year.................     $(60,738)
  Acquisitions............................................                       $(58,288)
  Service cost............................................       (2,348)           (2,045)
  Interest cost...........................................       (3,722)           (3,961)
  Amendments..............................................        8,531
  Participant contributions...............................           38
  Actuarial gain..........................................          (21)             (828)
  Curtailment.............................................          108
  Benefits paid...........................................        5,558             4,384
                                                               --------          --------
  Benefit obligation at end of year.......................     $(52,594)         $(60,738)
     Unrecognized actuarial gain..........................       (8,166)           (7,856)
     Unrecognized prior service cost......................       (4,817)            3,895
     Benefit payments subsequent to measurement date......          880               978
                                                               --------          --------
     Accrued benefit obligation...........................     $(64,697)         $(63,721)
                                                               ========          ========

     Assumptions used in accounting for the Company's postretirement benefit plans at each of the respective period ends are as follows:

                                                         JANUARY 1, 2000    JANUARY 2, 1999
                                                         ---------------    ---------------
Weighted average assumptions:
  Measurement date.....................................        9/30/99          9/30/98
  Discount rate........................................     6.75%-7.50%            6.50%
  Rate of increase.....................................     5.50%-8.00%            6.00%

     A one percent increase in the trend rate for health care costs would have increased the accumulated benefit obligation as of January 1, 2000 by $2.3 million and the net periodic benefit cost by $0.4 million. A one percent decrease in the trend rate for health care costs would have decreased the accumulated benefit obligation and net periodic benefit cost by $2.1 million and $0.3, as of January 1, 2000 and January 2, 1999, respectively.

     FII is not obligated to satisfy the postretirement and postemployment benefits of Keebler.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11.  INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                  FOR THE 52
                                                  WEEKS ENDED         FOR THE 27    FOR THE 52
                                            -----------------------   WEEKS ENDED   WEEKS ENDED
                                            JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                               2000         1999         1998          1997
                                            ----------   ----------   -----------   -----------
                                                          (AMOUNTS IN THOUSANDS)
Current Taxes:
  Federal.................................   $ 60,139     $72,121       $5,686        $26,910
  State...................................      9,203       6,010        2,395          5,557
                                             --------     -------       ------        -------
                                               69,342      78,131        8,081         32,467
                                             --------     -------       ------        -------
Deferred Taxes:
  Federal.................................    (11,228)     (3,346)       2,395          1,587
  State...................................     (1,854)       (394)        (844)          (863)
                                             --------     -------       ------        -------
                                              (13,082)     (3,740)       1,551            724
                                             --------     -------       ------        -------
Provision for income taxes................   $ 56,260     $74,391       $9,632        $33,191
                                             ========     =======       ======        =======

     Deferred tax liabilities (assets) are comprised of the following:

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Depreciation................................................   $132,792     $173,610
Trademarks, trade names and intangibles.....................     64,887       49,348
Prepaid pension.............................................     13,327       14,283
Inventory valuation.........................................        559        6,779
Other.......................................................     26,053       13,816
                                                               --------     --------
          Gross deferred tax liabilities....................    237,618      257,836
                                                               --------     --------
Workers compensation........................................     (9,070)     (19,891)
Postretirement/postemployment benefits......................    (26,778)     (26,171)
Employee benefits...........................................    (34,667)     (33,806)
Facility closing costs and severance........................    (37,342)     (56,805)
Loss carryforwards..........................................    (21,910)     (84,447)
Other.......................................................    (19,891)     (17,109)
                                                               --------     --------
          Gross deferred tax assets.........................   (149,658)    (238,229)
Deferred tax assets valuation allowance.....................      3,012       86,310
                                                               --------     --------
                                                               $ 90,972     $105,917
                                                               ========     ========

     The net change in the valuation allowance for deferred tax assets was a decrease of $83.3 million, related to net operating loss carryforwards. The decrease was primarily attributable to the utilization of the Keebler pre-acquisition net operating loss carryforwards as a result of the resolution of the uncertainty regarding the availability of these losses.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

                                                   FOR THE 52
                                                   WEEKS ENDED         FOR THE 27    FOR THE 52
                                             -----------------------   WEEKS ENDED   WEEKS ENDED
                                             JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                                2000         1999         1998          1997
                                             ----------   ----------   -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Tax at U.S. federal income tax rate........   $36,090      $57,283       $8,757        $30,728
State income taxes, net of U.S. federal
  income tax benefit.......................     6,923        5,298        1,390          3,837
Benefit of operating loss carryforwards....      (522)                     (525)        (1,210)
Intangible amortization....................     9,150        6,910          174            122
Other......................................     4,619        4,900         (164)          (286)
                                              -------      -------       ------        -------
          Provision for income taxes.......   $56,260      $74,391       $9,632        $33,191
                                              =======      =======       ======        =======

     The amount of federal net operating loss carryforwards generated by certain subsidiaries of FII prior to their acquisition is $2.8 million with expiration dates through the fiscal year 2009. The use of pre-acquisition net operating losses is subject to limitations imposed by the Internal Revenue Code. FII does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $156.0 million with expiration dates through fiscal 2014.

     In fiscal 1998, Keebler's net operating loss carryforwards were approximately $207.1 million. All net operating loss carryforwards were used in fiscal 1999 to offset gains incurred through the Section 338 income tax election, which adjusted the tax basis of all assets and liabilities that resulted from INFLO's acquisition of Keebler. Keebler's intangible asset resulting from this transaction was reduced by a corresponding $11.8 million as a result of resolving the pre-acquisition tax basis of acquired assets and liabilities.

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

     The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates each segment's performance based on income or loss before interest and income taxes,

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                                 FOR THE 52 WEEKS ENDED    FOR THE 27    FOR THE 52
                                                 -----------------------   WEEKS ENDED   WEEKS ENDED
                                                 JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                                    2000         1999         1998          1997
                                                 ----------   ----------   -----------   -----------
                                                               (AMOUNTS IN THOUSANDS)
Sales:
  Flowers Bakeries.............................  $  961,699   $  939,119    $457,803     $  901,045
  Mrs. Smith's Bakeries........................     673,133      672,821     369,262        615,637
  Keebler......................................   2,667,771    2,226,480
  Eliminations (1).............................     (66,593)     (73,053)    (42,968)       (78,969)
                                                 ----------   ----------    --------     ----------
                                                 $4,236,010   $3,765,367    $784,097     $1,437,713
                                                 ==========   ==========    ========     ==========
Depreciation and Amortization:
  Flowers Bakeries.............................  $   32,865   $   33,487    $ 16,505     $   28,533
  Mrs. Smith's Bakeries........................      20,127       18,676       9,427         15,830
  Keebler......................................      84,125       69,125
  Other........................................       7,502        7,477         998          1,607
                                                 ----------   ----------    --------     ----------
                                                 $  144,619   $  128,765    $ 26,930     $   45,970
                                                 ==========   ==========    ========     ==========
Non-Recurring Charge:
  Flowers Bakeries.............................  $   (1,120)  $   32,161
  Mrs. Smith's Bakeries........................      (4,874)      32,300
  Keebler......................................      66,349        3,852
                                                 ----------   ----------
                                                 $   60,355   $   68,313
                                                 ==========   ==========
Income (Loss) Before Interest and Taxes:
  Flowers Bakeries.............................  $   66,995   $   75,779    $ 31,388     $   46,189
  Mrs. Smith's Bakeries........................     (53,256)      45,855      20,153         40,186
  Keebler......................................     263,903      199,891
  Unallocated General Expenses.................     (33,308)     (20,823)    (14,726)       (16,716)
  Non-Recurring Charge.........................     (60,355)     (68,313)
                                                 ----------   ----------    --------     ----------
                                                 $  183,979   $  232,389    $ 36,815     $   69,659
                                                 ==========   ==========    ========     ==========
Interest Expense, Net..........................  $   80,865   $   68,725    $ 11,796     $   25,109
                                                 ==========   ==========    ========     ==========
Income Before Income Taxes, Investment in
  Unconsolidated Affiliate, Minority Interest,
  Extraordinary Loss and Cumulative Effect of
  Changes in Accounting Principles.............  $  103,114   $  163,664    $ 25,019     $   87,794
                                                 ==========   ==========    ========     ==========
Capital Expenditures:
  Flowers Bakeries.............................  $   73,553   $   38,573    $ 22,710     $   48,334
  Mrs. Smith's Bakeries (2)....................     127,340       34,711       9,817         28,577
  Keebler......................................     100,685       66,798
  Other........................................      12,435          193         330            599
                                                 ----------   ----------    --------     ----------
                                                 $  314,013   $  140,275    $ 32,857     $   77,510
                                                 ==========   ==========    ========     ==========

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                 FOR THE 52 WEEKS ENDED    FOR THE 27    FOR THE 52
                                                 -----------------------   WEEKS ENDED   WEEKS ENDED
                                                 JANUARY 1,   JANUARY 2,   JANUARY 3,     JUNE 28,
                                                    2000         1999         1998          1997
                                                 ----------   ----------   -----------   -----------
                                                               (AMOUNTS IN THOUSANDS)
Assets:
  Flowers Bakeries.............................  $  491,396   $  458,966    $401,787     $  408,815
  Mrs. Smith's Bakeries........................     506,586      459,652     366,602        361,575
  Keebler......................................   1,528,183    1,655,780
  Other........................................     374,313      286,502     130,491        127,797
                                                 ----------   ----------    --------     ----------
                                                 $2,900,478   $2,860,900    $898,880     $  898,187
                                                 ==========   ==========    ========     ==========

---------------

(1) Primarily represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.
(2) Includes noncash capital leases of $47.4 million.

NOTE 13.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

QUARTER                                      FIRST QUARTER    SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-------                                      -------------    --------------   -------------   --------------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...............................  1999    $1,301,695         $940,334        $983,223        $1,010,759
                                      1998     1,075,037          833,059         859,517           997,754
Gross margin........................  1999       693,750          496,406         493,900           549,998
                                      1998       588,747          458,007         477,311           538,721
Income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting
  principles........................  1999        24,836          (27,735)         (9,103)           19,296
                                      1998        15,028           18,467          25,555           (13,082)
Extraordinary loss due to early
  extinguishment of debt, net of tax
  benefit and minority interest.....  1999            --               --              --                --
                                      1998            --               --            (938)               --
Cumulative effect of changes in
  accounting principles, net of tax
  benefit...........................  1999            --               --              --                --
                                      1998       ( 3,131)(1)           --              --                --
Net income (loss)...................  1999        24,836          (27,735)         (9,103)           19,296
                                      1998        11,897           18,467          24,617           (13,082)
Basic net income (loss) per common
  share.............................  1999           .25             (.28)           (.09)              .19
                                      1998           .13              .19             .25              (.13)
Diluted net income (loss) per common
  share.............................  1999           .25             (.28)           (.09)              .19
                                      1998           .13              .19             .25              (.13)

---------------

(1) During the fourth quarter of fiscal 1998, the Company adopted SOP 98-5. The cumulative effect of this change in accounting principles was retroactive to the first quarter of fiscal 1998 and does not correspond with the amounts reported in the Company's first quarter Form 10-Q for the sixteen weeks ended April 25, 1998.

                   FLOWERS INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14.  UNAUDITED OPERATING RESULTS

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

                                                            FOR THE 52         FOR THE 27
                                                            WEEKS ENDED        WEEKS ENDED
                                                          JANUARY 3, 1998    JANUARY 4, 1997
                                                          ---------------    ---------------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Sales.................................................      $1,432,200          $774,767
Income before income taxes and cumulative effect of
  changes in accounting principles....................          62,478            50,335
Income tax expense....................................          23,796            19,027
Income (loss) from investment in unconsolidated
  affiliate...........................................          24,813              (195)
Income before cumulative effect of changes in
  accounting principles...............................          63,495            31,113
Cumulative effect of changes in accounting
  principles..........................................          (9,888)
Net income............................................          53,607            31,113
Net Income per common share:
  Net income per share before cumulative effect --
     basic............................................             .72               .35
  Net income per share before cumulative effect --
     diluted..........................................             .72               .35
  Net income per share -- basic.......................             .61               .35
  Net income per share -- diluted.....................             .61               .35

NOTE 15.  SUBSEQUENT EVENTS

     In January 2000, Flowers Bakeries acquired The Kroger Co.'s bakery in Memphis, Tennessee ("Kroger"). The transaction was accounted for as a purchase. The Memphis Bakery has two production lines, which produce breads, buns and rolls for Kroger stores in Tennessee, northern Arkansas and southern Missouri.

     On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin") in a business combination that was accounted for as a purchase. Austin is a leading producer and marketer of single serve baked snacks, including cracker sandwiches and bite-sized crackers and cookies.

     The Austin and Kroger transactions, valued collectively at approximately $275 million, were financed with borrowings under the existing credit facilities of Keebler and Flowers, respectively.

     On March 30, 2000 FII amended the $500 million Syndicated Loan Facility. The amendment adjusted the applicable interest margin to 2.0 % and the commitment fee to .05%. In addition, certain financial covenants were amended while others were added. The covenants in effect currently include, among others, (1) a maximum leverage ratio, (2) a minimum fixed charge coverage ratio,
(3) minimum adjusted EBITDA, as defined, (4) a borrowing base covenant requiring that FII's total indebtedness not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair value of FII's interest in Keebler, (5) a prohibition on acquisitions, (6) a negative pledge on all assets of the Company, (7) a limit on Flowers capital expenditures, and (8) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the facility. As of January 1, 2000 and the date of the amendment the Company was in compliance with all covenants. Further, the amount of retained earnings available for payment of dividends at January 1, 2000 under the amendment was $125.0 million.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Flowers Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 3, 2000 and March 30, 2000 of this Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
March 30, 2000

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

                                                        ADDITIONS    ADDITIONS
                                           BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                           BEGINNING    COSTS AND      OTHER                        AT END
CLASSIFICATION                             OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      OF PERIOD
--------------                             ----------   ----------   ----------    ----------      ---------
                                                                (AMOUNTS IN THOUSANDS)
YEAR ENDED JANUARY 1, 2000
Discounts and doubtful accounts..........   $ 7,782      $82,755      $    --       $(68,556)       $21,981
Deferred taxes...........................    86,310           --           --        (83,298)(6)      3,012
Inventory reserves.......................     9,614       10,338           --         (6,965)        12,987
                                            -------      -------      -------       --------        -------
YEAR ENDED JANUARY 2, 1999
Discounts and doubtful accounts..........   $    --      $20,148      $ 7,844(1)    $ 20,210(2)     $ 7,782
Deferred taxes...........................     2,119           --       84,350(3)        (159)        86,310
Inventory reserves.......................       501        7,484        8,589(4)      (6,960)(5)      9,614
                                            -------      -------      -------       --------        -------
TWENTY-SEVEN WEEKS ENDED JANUARY 3, 1998
Deferred taxes...........................   $ 2,240      $    --      $    --       $   (121)       $ 2,119
Inventory reserves.......................        --          501           --             --            501
                                            -------      -------      -------       --------        -------
YEAR ENDED JUNE 28, 1997
Deferred taxes...........................   $ 2,774      $    --      $    --       $   (534)       $ 2,240
                                            -------      -------      -------       --------        -------

---------------

(1) $4,965 and $2,879 acquired in the Keebler Acquisition and President acquisition by Keebler, respectively.
(2) Primarily charges against reserves, net of recoveries.
(3) Amount acquired in the Keebler Acquisition.
(4) $6,782 and $1,807 acquired in the Keebler Acquisition and President acquisition by Keebler, respectively.
(5) Inventory write-offs, net.
(6) Primarily utilization of Keebler pre-acquisition operating loss carryforwards as a result of the resolution of the uncertainty regarding the availability of these losses.