Form 10-Q
period 2000-04-22
FLOWERS INDUSTRIES INC /GA
filed 2000-06-05
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number               1-9787


                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    GEORGIA                                 58-0244940
                    -------                                 ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                               Number)

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

Yes      [X]      No       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS                 OUTSTANDING AT MAY 26, 2000
          -------------------                 ---------------------------
    COMMON STOCK, $.625  PAR  VALUE                   99,985,000

                            FLOWERS INDUSTRIES, INC.


                                      INDEX


                                                                                        Page Number
                                                                                        -----------
                              PART I      Financial Information

                                 Item 1.  Financial Statements

                                          Consolidated Balance Sheet
                                            April 22, 2000 and January 1, 2000                3

                                          Consolidated Statement of Income
                                            Sixteen Weeks Ended April 22, 2000
                                            and April 24, 1999                                4


                                          Consolidated Statement of Cash Flows
                                            Sixteen Weeks Ended April 22, 2000
                                            and April 24, 1999                                5


                                          Notes to Consolidated Financial Statements          6

                                 Item 2.  Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations    12

                                 Item 3.  Quantitative and Qualitative Disclosures           16
                                            About Market Risk

                              PART II     Other Information

                                 Item 6.  Exhibits and Reports on Form 8-K                   16

                            FLOWERS INDUSTRIES, INC.
                           Consolidated Balance Sheet
                             (Amounts in Thousands)

                                                                                   April 22, 2000   January 1, 2000
                                                                                   --------------   -----------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $       22,492   $        39,382
     Accounts and notes receivable, net                                                   183,361           185,939
     Inventories, net:
          Raw materials                                                                    58,468            68,110
          Packaging materials                                                              29,930            29,855
          Finished goods                                                                  154,163           175,281
          Other                                                                            15,391             7,679
                                                                                   --------------   ---------------
                                                                                          257,952           280,925
     Deferred income taxes                                                                 80,774            71,498
     Other                                                                                110,432           112,794
                                                                                   --------------   ---------------
                                                                                          655,011           690,538
                                                                                   --------------   ---------------

Property, Plant and Equipment:
     Land                                                                                  51,084            49,612
     Buildings                                                                            421,420           386,197
     Machinery and equipment                                                            1,000,412           958,176
     Furniture, fixtures and transportation equipment                                     140,871           148,565
     Construction in progress                                                             136,629           127,545
                                                                                   --------------   ---------------
                                                                                        1,750,416         1,670,095
     Less:  accumulated depreciation                                                     (551,622)         (520,456)
                                                                                   --------------   ---------------
                                                                                        1,198,794         1,149,639
                                                                                   --------------   ---------------
Other Assets                                                                               99,999            88,715
                                                                                   --------------   ---------------
Cost in Excess of Net Tangible Assets
     Cost in excess of net tangible assets                                              1,281,262         1,033,272
     Less:  accumulated amortization                                                      (72,770)          (61,686)
                                                                                   --------------   ---------------
                                                                                        1,208,492           971,586
                                                                                   --------------   ---------------
                                                                                      $ 3,162,296       $ 2,900,478
                                                                                   ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                           $       52,294   $        47,566
    Accounts payable                                                                      208,666           248,153
    Facility closing costs and severance                                                   25,656            16,836
    Other accrued liabilities                                                             350,999           343,242
                                                                                   --------------   ---------------
                                                                                          637,615           655,797
                                                                                   --------------   ---------------

Long-Term Debt and Capital Leases                                                       1,458,507         1,208,630
                                                                                   --------------   ---------------
Other Liabilities:
    Deferred income taxes                                                                 157,628           162,470
    Postretirement/postemployment obligations                                              67,494            64,772
    Facility closing costs and severance                                                   32,817            30,188
    Other                                                                                  62,833            56,289
                                                                                   --------------   ---------------
                                                                                          320,772           313,719
                                                                                   --------------   ---------------

Minority Interest                                                                         200,798           183,578
                                                                                   --------------   ---------------

Stockholders' Equity:
     Preferred stock-$100 par value, 10,467 authorized and none issued
     Preferred stock-$100 par value, 249,533 authorized and none issued
     Common stock-$.625 par value, 350,000,000 authorized and
      99,984,967 and 100,863,848 shares issued, respectively                               62,828            63,040
     Capital in excess of par value                                                       287,485           291,377
     Retained earnings                                                                    223,009           219,279
     Common stock in treasury, 558,913 and
          567,160 shares, respectively                                                    (10,343)          (10,594)
     Stock compensation related adjustments                                               (18,375)          (24,348)
                                                                                   --------------   ---------------
                                                                                          544,604           538,754
                                                                                   --------------   ---------------
                                                                                   $    3,162,296   $     2,900,478
                                                                                   ==============   ===============

        (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                For the 16 Weeks Ended
                                                           --------------------------------
                                                           April 22, 2000    April 24, 1999
                                                           --------------    --------------
Sales                                                      $    1,317,413    $    1,301,695
Materials, supplies, labor and other production costs             598,405           607,944
Selling, marketing and administrative expenses                    572,592           558,476
Depreciation and amortization                                      46,400            40,451
                                                           --------------    --------------
Income from operations                                            100,016            94,824
Interest expense, net                                              32,404            25,953
                                                           --------------    --------------
Income before income taxes and minority interest                   67,612            68,871
Income taxes                                                       29,493            29,384
                                                           --------------    --------------
Income before minority interest                                    38,119            39,487
Minority interest                                                 (21,362)          (14,652)
                                                           --------------    --------------
Net income                                                 $       16,757    $       24,835
                                                           ==============    ==============


Net Income Per Common Share:
Basic:
    Net income per share                                   $         0.17    $         0.25
                                                           ==============    ==============
    Weighted average shares outstanding                           100,171            99,930
                                                           ==============    ==============

Diluted:
    Net income per share                                   $         0.17    $         0.25
                                                           ==============    ==============
    Weighted average shares outstanding                           100,397           100,317
                                                           ==============    ==============

Cash Dividends Paid Per Common Share                       $       0.1325    $       0.1250
                                                           ==============    ==============


     (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                             For the 16 Weeks Ended
                                                                         ------------------------------
                                                                         April 22, 2000  April 24, 1999
                                                                         --------------  --------------

   Cash flows provided by operating activities:
   Net income                                                            $       16,757  $       24,835
   Adjustments to reconcile net income to net cash provided by operating activities:
        Minority interest                                                        21,362          14,652
        Depreciation and amortization                                            46,400          40,451
        Deferred income taxes                                                   (15,066)           (509)
        Loss (gain) on sale of property, plant and equipment                        170             (75)
        Gain on sale of business                                                 (5,700)              0
   Changes in assets and liabilities, net of acquisitions:
        Accounts and notes receivable, net                                        7,847         (11,981)
        Inventories, net                                                         31,391          28,669
        Other assets                                                              1,724         (12,654)
        Accounts payable and other accrued liabilities                          (46,013)        (50,336)
        Income taxes payable                                                     (3,086)              0
        Facility closing costs and severance                                     (5,644)         (6,071)
        Other                                                                   (15,333)          7,158
                                                                         --------------  --------------
   Net cash provided by operating activities                                     34,809          34,139
                                                                         --------------  --------------
   Cash flows from investing activities:
        Purchase of property, plant and equipment                               (43,779)        (68,626)
        Acquistions, net of cash received and divestitures                     (261,361)              0
        Proceeds from property disposals                                         13,362               0
        Other                                                                    (1,655)            980
                                                                         --------------  --------------
   Net cash disbursed for investing activities                                 (293,433)        (67,646)
                                                                         --------------  --------------
   Cash flows from financing activities:
        Dividends paid, net of dividends received                               (17,260)        (12,501)
        Treasury stock purchases                                                (10,023)        (12,862)
        Stock compensation and warrants exercised                                 8,412           1,333
        Asset securitization proceeds                                             6,000          74,000
        Increase in commercial paper                                                  0           4,394
        Net increase (decrease) in debt borrowings                              254,605         (60,775)
                                                                         --------------  --------------
   Net cash provided by (disbursed for) financing activities:                   241,734          (6,411)
                                                                         --------------  --------------
   Net decrease in cash and cash equivalents                                    (16,890)        (39,918)
   Cash and cash equivalents at beginning of period                              39,382          54,542
                                                                         --------------  --------------
   Cash and cash equivalents at end of period                            $       22,492  $       14,624
                                                                         ==============  ==============

Schedule of noncash investing and financing activities:
   Stock compensation transactions                                       $          142  $        1,751
                                                                         ==============  ==============
   Note payable issued for purchase of equipment                         $            0  $        5,372
                                                                         ==============  ==============

      (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Definitions - As used in this filing, unless the context otherwise indicates: (i) "FII" means Flowers Industries, Inc., the publicly traded holding company, which owns all of the outstanding common stock of Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and owns a majority of the outstanding common stock of Keebler Foods Company; (ii) "Keebler" means Keebler Foods Company and its consolidated subsidiaries; (iii) "Flowers" means FII and its wholly owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and their respective subsidiaries, excluding Keebler; and (iv) the "Company" means Flowers and its consolidated, majority-owned subsidiary, Keebler, collectively.

    Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 22, 2000 and January 1, 2000, and the results of operations and statement of cash flows for the sixteen weeks ended April 22, 2000 and April 24, 1999. The results of operations for the sixteen week periods ended April 22, 2000 and April 24, 1999, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    Reporting Periods - The Company's quarterly reporting periods for fiscal 2000 are as follows: first quarter ended April 22, 2000 (sixteen weeks), second quarter ending July 15, 2000 (twelve weeks), third quarter ending October 7, 2000 (twelve weeks) and fourth quarter ending December 30, 2000 (twelve weeks).

    Reclassifications - Certain reclassifications of prior period data have been made to conform with the current reporting period.

2.  BUSINESS ACQUISITIONS

    On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin") from R&H Trust Co (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for an aggregate purchase price of $256.9 million, excluding related fees and expenses paid of approximately $2.8 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated as of September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under the Receivables Purchase Agreement.

    The acquisition of Austin by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Austin based on respective fair values. The acquisition has resulted in an estimated unallocated excess purchase price over fair value of net assets acquired of $211.5 million, which is being amortized on a straight-line basis over a forty year period. The determination of the respective fair values has not yet been finalized, but is expected to be completed by the end of the second quarter of 2000. Once the respective fair values have been finalized, a reclassification from goodwill to the appropriate asset classes, including property, plant and equipment, will be made, as well as any necessary adjustments to depreciation and amortization expense. At the time of this filing, the fair value valuation of the tangible and intangible assets of Austin had not yet been completed.

    Results of operations for Austin from March 6, 2000, have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of fiscal year 1999. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the assumed date.

                                                                     Unaudited
    (Amounts In Thousands Except Per Share Data)            For the Sixteen Weeks Ended
                                                         ----------------------------------
                                                         April 22, 2000      April 24, 1999
                                                         --------------      --------------

Net sales .............................................      $1,344,908          $1,359,804
Net income ............................................          15,385              23,363
Diluted net income per share ..........................             .15                 .23

    On January 26, 2000, Flowers completed the purchase of The Kroger Company's Memphis, Tennessee bakery. The results of operations of this bakery are included in the current quarterly results from the date of acquisition and are not significantly different from the results that would have been reported had the operations been included from January 2, 2000.

3.  PURCHASE COMMITMENTS AND FINANCIAL INSTRUMENTS

    The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes.

    The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $70.0 million at April 22, 2000 would be impacted by $13.1 million.

    Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at April 22, 2000, with a notional amount of $328.2 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

4.  DEBT

    Long-term debt consisted of the following at April 22, 2000 and January 1, 2000:


    FLOWERS:                                          Interest Rate          Maturity      April 22, 2000     January 1, 2000
                                                      -------------          ---------     --------------     ---------------
                                                                                                (Amounts in Thousands)
    Syndicated Loan Facility........................       8.13%             1/29/2003        $ 442,000           $  350,000
    Senior Notes....................................       6.84%             1/5/2016           125,000              125,000
    Debentures......................................       7.15%             4/15/2028          200,000              200,000
    Capital Lease Obligations.......................       8.07%             2000-2007           49,254               51,317
    Other...........................................     Various             2000-2014           24,721               73,436
                                                                                              ---------            ---------
                                                                                                840,975              799,753
                                                                                              ---------            ---------

    KEEBLER:

    Revolving Facility..............................       6.47%             9/28/2004        $  224,000          $      --
    Term Facility...................................       6.54%             9/28/2004           305,000             314,000
    Senior Subordinated Notes.......................      10.75%             7/1/2006            124,400             124,400
    Other Senior Debt...............................     Various             2001-2005             9,065              10,455
    Capital Lease Obligations.......................     Various             2002-20042            7,361               7,588
                                                                                              ----------          ----------
                                                                                                 669,826             456,443
                                                                                              ----------          ----------

    Consolidated Debt:                                                                         1,510,801           1,256,196
       Less current maturities......................                                              52,294              47,566
                                                                                              ----------          ----------
       Total long term debt.........................                                          $1,458,507          $1,208,630
                                                                                              ==========          ==========

    On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998, and had an available balance of $350.0 million at January 1, 2000. At April 22, 2000, the outstanding balance on the Revolving Facility was $224.0 million, with a remaining available balance of $126.0 million.

    On March 30, 2000 FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio of 1.10 to 1 for the second quarter of fiscal 2000, with increased levels for all quarters thereafter; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions;
    (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility. The Company was in compliance with all covenants under its Loan Facility as in effect on April 22, 2000.

5.  FACILITY CLOSING COSTS AND SEVERANCE

    NON-RECURRING CHARGES

    During fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey production facility due to excess capacity within Keebler's 14-plant manufacturing network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million. The charge included $46.1 million of non-cash asset impairments and $23.1 million of severance and other exit costs related to the Sayreville facility. Severance costs provided for the reduction of approximately 650 employees, of which 600 were represented by unions. This plan was substantially complete as of January 1, 2000. Subsequent to the end of the first quarter on May 2, 2000, the Sayreville, New Jersey facility was sold for approximately $7.8 million. As a result, all remaining severance costs are expected to be spent during the second quarter. Exit costs and expenses incurred to ready the facility for sale are expected to be finalized in the second quarter, with any necessary adjustments to the total charge recognized at that time. As of the date of this filing, only costs related to the settlement of workers' compensation claims and health and welfare payments are expected to extend beyond the second quarter of 2000.

    During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ( $32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively). The charge included $57.5 million of non-cash asset impairments, $4.8 million of severance costs and $6.1 million of other related exit costs. The plan involved closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. The plan included severance costs for 695 employees. All significant actions related to these plans were completed prior to January 1, 2000. The remaining exit costs include ongoing costs such as guard service, utilities and property taxes of closed facilities until the time of disposal.

    Activity with respect to the non-recurring charge reserve was as follows (amounts in thousands):

                                                     1/1/00     Prov/Adj          Spending         4/22/00
                                            --------------------------------------------------------------
     Noncancelable lease obligations
         and other facility closing costs            $2,831           $0           $  (483)         $2,348
     Severance                                        2,037            0              (509)          1,528
     Other                                            2,462            0               (69)          2,393
                                            ==============================================================
                  Total                              $7,330           $0           $(1,061)         $6,269
                                            ==============================================================

    PURCHASE ACCOUNTING RESERVES

    As part of accounting for the acquisition of Austin in the first quarter of 2000, Keebler recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the initial allocation of the purchase price and are currently estimated at $17.1 million. Exit costs associated with staff reductions are currently estimated at $16.9 million. Keebler currently expects that approximately 85 employees not under union contract will be terminated as a result of this plan. At April 22, 2000, no employees had been terminated, with the majority of the terminations expected to occur during the second quarter of 2000. Spending on exit costs are expected to be substantially complete before the end of 2001, with only certain benefit payments extending beyond that time frame.

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

    As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of production, distribution and sales force facilities and information system exit costs. Severance costs were estimated at $39.4 million for the approximately 1,400 employees anticipated to be terminated. As of the end of fiscal 1998, all had been terminated. Costs incurred related to the closing of production, distribution and sales force facilities, other than severance costs, included primarily noncancelable lease obligations and building maintenance costs of $31.2 million. An additional $6.8 million was anticipated for lease costs related to existing legacy information systems. The exit plan was substantially complete at January 2, 2000 with only noncancelable lease obligations continuing through 2006.

    Activity with respect to the purchase accounting reserve was as follows (amounts in thousands):

     MRS SMITH'S BAKERIES                            1/1/00     Prov/Adj          Spending         4/22/00
     --------------------                   --------------------------------------------------------------
     Noncancelable lease obligations
         and other facility closing costs           $20,186                        $(1,184)        $19,002
     Other                                            2,476                           (519)          1,957
                                            --------------------------------------------------------------
                  Total                              22,662            0            (1,703)         20,959
                                            --------------------------------------------------------------

     KEEBLER FOODS COMPANY                           1/1/00     Prov/Adj          Spending         4/22/00
     ---------------------                  --------------------------------------------------------------
     Noncancelable lease obligations
         and other facility closing costs           $ 7,829                        $  (720)        $ 7,109
     Severance                                           24                                             24
                                            --------------------------------------------------------------
                  Total                               7,853            0              (720)          7,133
                                            --------------------------------------------------------------

     SUNSHINE BISCUITS, INC.                         1/1/00     Prov/Adj          Spending         4/22/00
     -----------------------                 --------------------------------------------------------------
     Noncancelable lease obligations
         and other facility closing costs           $ 1,962                        $  (452)        $ 1,510
     Severance                                           63                             (8)             55
                                            --------------------------------------------------------------
                  Total                               2,025            0              (460)          1,565
                                            --------------------------------------------------------------

     PRESIDENT INTERNATIONAL, INC.                   1/1/00     Prov/Adj          Spending         4/22/00
     -----------------------------          --------------------------------------------------------------
     Noncancelable lease obligations
         and other facility closing costs           $ 4,596                        $   (74)        $ 4,522
     Severance                                        2,829                         (1,720)          1,109
     Other                                               10                            (10)              0
                                            --------------------------------------------------------------
                  Total                               7,435            0            (1,804)          5,631
                                            --------------------------------------------------------------

     AUSTIN QUALITY FOODS                            1/1/00     Prov/Adj          Spending         4/22/00
     --------------------                   --------------------------------------------------------------
     Severance                                                   $16,893                           $16,893
     Noncancelable lease obligations
         and other facility closing costs                            200                               200
                                            --------------------------------------------------------------
                  Total                                   0       17,093                            17,093
                                            --------------------------------------------------------------

                  GRAND TOTAL                       $39,975      $17,093           $(4,687)        $52,381
                                            ==============================================================

6.   SEGMENT REPORTING

     The Company has three reportable segments: Flowers Bakeries, Mrs. Smith's Bakeries and Keebler. Flowers Bakeries produces fresh breads and rolls, Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads, and rolls, and Keebler produces a full line of cookies and crackers. The segments are managed as strategic business units due to their distinct production processes and marketing strategies.

     The Accounting policies of the segments are substantially the same as those described in Note 1 of the Company's report on Form 10K for the fiscal year ended January 1, 2000. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                            FLOWERS INDUSTRIES, INC.
                               SEGMENT INFORMATION
                             (Amounts in Thousands)
                                   (Unaudited)

                                         FOR THE 16 WEEKS ENDED
                                    --------------------------------
                                    APRIL 22, 2000    APRIL 24, 1999
                                    --------------    --------------
SALES:
  Flowers Bakeries                  $      307,957    $      291,462
  Mrs. Smith's Bakeries                    172,936           180,646
  Keebler                                  855,860           852,033
  Elimination(1)                           (19,340)          (22,446)
                                    --------------    --------------
                                    $    1,317,413    $    1,301,695
                                    ==============    ==============

DEPRECIATION AND AMORTIZATION:
  Flowers Bakeries                  $       10,947    $        9,664
  Mrs. Smith's Bakeries                      8,266             5,216
  Keebler                                   24,751            23,475
  FII(2)                                     2,436             2,096
                                    --------------    --------------
                                    $       46,400    $       40,451
                                    ==============    ==============

INCOME (LOSS) FROM OPERATIONS:
  Flowers Bakeries                  $       24,299    $       20,512
  Mrs. Smith's Bakeries                     (9,953)           10,872
  Keebler                                   93,696            70,645
  FII(2)                                    (8,026)           (7,205)
                                    --------------    --------------
                                    $      100,016    $       94,824
                                    ==============    ==============

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at standard costs.
(2)  Unallocated corporate expenses

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard is effective for the Company's fiscal year 2001. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Matters Affecting Analysis:

The following discussion of the financial condition and results of operations for the sixteen weeks ended April 22, 2000 should be read in conjunction with FII's annual report on Form 10-K for the year ended January 1, 2000, filed with the Securities and Exchange Commission on March 30, 2000.

During the quarter ended April 22, 2000, Flowers completed its acquisition of The Kroger Company's bakery in Memphis Tennessee (the "Kroger acquisition") and Keebler completed it's acquisition of Austin Specialty Foods, Inc (the "Austin acquisition"). Additionally, Keebler sold its value brand business and recorded a gain of $5.7 million pre-tax during the quarter. On a consolidated basis, after tax and elimination of minority interest, the gain on this transaction was $1.8 million.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the sixteen weeks ended April 22, 2000 and April 24, 1999, are set forth below:

                                                                      For the Sixteen Weeks Ended
                                                                     ------------------------------
                                                                     April 22,            April 24,
                                                                       2000                 1999
                                                                     ------------------------------
                                                                               (Unaudited)
Sales                                                                 100.00%              100.00%
Gross margin                                                           54.58%               53.30%
Selling, marketing, and administrative                                 43.46%               42.90%
Depreciation and amortization                                           3.52%                3.11%
Interest                                                                2.46%                1.99%
Income before income taxes and  minority interest                       5.13%                5.29%
Income  taxes                                                           2.24%                2.26%
Net income                                                              1.27%                1.91%


CONSOLIDATED RESULTS

Sales. For the sixteen weeks ended April 22, 2000, sales were $1,317.4 million, or 1.2% higher than sales for the comparable period in the prior year, which were $1,301.7 million. Sales increased 5.7% and 0.5% over the same period last year at Flowers Bakeries and Keebler, respectively. These increases were slightly offset by Mrs. Smith's Bakeries sales decrease of 2.9% from the first quarter of 1999.

Gross Margin. Gross margin for the first quarter of fiscal 2000 was $719.0 million, or 3.6% higher than the gross margin reported a year ago of $693.8 million. As a percent of sales, gross margin was 54.6% for the first quarter of fiscal 2000, compared to 53.3% for the first quarter of fiscal 1999. Keebler improved margins to 58.6% during the period up from 56.4% during the same period last year. Flowers Bakeries margins improved to 54.6% from 53.6% during the first quarter of 1999. However Mrs. Smith's margins decreased to 30.9 % from 37.6% in the same period a year ago.

Selling, Marketing and Administrative Expenses. During the first quarter of fiscal 2000, selling, marketing and administrative expenses were $572.6 million, or 43.5% of sales as compared to $558.5 million, or 42.9% of sales reported a year ago. Flowers Bakeries and Keebler's selling, marketing and administrative expenses were relatively flat as a percent of sales when compared to prior years and Mrs. Smith's Bakeries increased to 32.0% of sales from 27.4% in the same period last year.

Depreciation and Amortization. Depreciation and amortization expense was $46.4 million for the first quarter of fiscal 2000, an increase of 14.6% over the corresponding period in the prior year, which was $40.5 million. This increase is due primarily to higher depreciation associated with capital improvements. The Kroger and Austin acquisitions, that both occurred during the quarter, did not materially contribute to increased depreciation and amortization during this quarter, but will be a factor looking forward.

Interest Expense. For the first quarter of fiscal 2000, interest expense was $32.4 million, an increase of 24.6% over the corresponding period in the prior year, which was $26.0 million. The increase is due to increased debt levels resulting from acquisitions and funding of capital improvements.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest was $67.6 million for the first quarter of fiscal 2000, a decrease of 1.9% from the $68.9 million reported for the comparable period in the prior year. These results are reflective of increases in income from operations of $23.1 million at Keebler and $3.8 million at Flowers Bakeries over the same period last year and a decrease of $20.9 million at Mrs. Smith's Bakeries as compared to prior year results. Unallocated expenses and interest expense increased $0.8 million and $6.5 million, respectively, over the same period last year.

Income Taxes. Income taxes were provided at an estimated effective rate of 43.6%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Net Income. Net income for the first quarter of fiscal 2000 was $16.8 million, a decrease of 32.3% from the $24.8 million reported a year ago. This is reflective of the items noted above. A further discussion of the results of operations by business segment follows.

OPERATING RESULTS BY BUSINESS SEGMENT

FLOWERS BAKERIES

Sales. Sales at Flowers Bakeries for the first quarter of fiscal 2000 were $308.0 million, an increase of 5.7% over sales of $291.5 million reported a year ago. After adjusting for acquisitions, net sales increased $4.0 million or 1.4% over the comparable period last year. The overall increase of 5.7% is a result of increases in branded sales of 6.2%, foodservice sales of 5.5% and private label of 6.0%,

Gross Margin. Flowers Bakeries' gross margin improved to 54.6% of sales for the first quarter of fiscal 2000, compared to 53.6% of sales for the comparable period in the prior year. Improved pricing and production efficiencies primarily contributed to this increase.

Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased to $133.0 million as compared to $126.1 million in the first quarter of 1999. As a percent of sales, these expenses were flat at 43.2% and 43.3% in the first quarter of fiscal 2000 and 1999, respectively. The increase was composed of increases in labor, rent and fuel cost, and start-up cost associated with the Kroger acquisition during the quarter. These increases were partially offset by decreases in advertising costs.

Depreciation and Amortization Expense. Depreciation and amortization increased to $10.9 million in the first quarter of fiscal 2000 from $9.7 million in the same period last year. This increase is primarily attributable to capital improvements. In future quarters, the Kroger acquisition that occurred during the reporting period will cause depreciation and amortization to increase against comparable reporting periods of the prior year.

Operating Income. Operating income increased 18.5% to $24.3 million for the first quarter of fiscal 2000 from $20.5 million during the first quarter of 1999. This increase is reflective of the increasing margins and continued cost control measures implemented at Flowers Bakeries.

MRS. SMITH'S BAKERIES

Sales. Sales at Mrs. Smith's Bakeries, excluding inter-segment sales of $19.3 million, were $153.6 million in the first quarter of fiscal 2000 as compared to $158.2 million for the comparable period in the prior year, a decrease of $4.6 million or 2.9%. This decrease is due primarily to a decrease in retail sales of 14% as compared to the prior year period. This decrease was partially offset by increases of 2.7% and 2.0% in foodservice and snack sales, respectively, over the same period last year. The decrease in retail sales is partially attributable to the Easter holiday that occurred a week later this year.

Gross Margin. Mrs. Smith's Bakeries gross margin for the first quarter of fiscal 2000 was 30.9% of sales compared to 37.6% reported a year ago. This decrease was due primarily to the change in sales mix toward lower margin items during first quarter of fiscal 2000 as compared to the same period a year ago. Decreased volume in the plants due to the completion of the production realignment also negatively effected margins during the period.

Selling, Marketing and Administrative. Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $49.1 million or 32.0% of sales during the first quarter of fiscal 2000 as compared to $43.4 million or 27.4% of sales during the same period a year ago. Mrs. Smith's incurred increased distribution costs due primarily to higher fuel costs and increased selling costs related to slotting fees paid for the introduction of Mrs. Smith's "Cookies and Cream" pies.

Depreciation and Amortization Expense. Depreciation and amortization for Mrs. Smith's Bakeries in the first quarter of fiscal 2000 was $8.3 million as compared to $5.2 million in the same period of last year. This increase is due to substantial capital improvements associated with the production realignment. Various projects of this realignment were completed and placed in service during the last two quarters of fiscal 1999 and the first quarter of 2000.

Operating Income. Mrs. Smith's Bakeries experienced an operating loss of $10.0 million during the first quarter of fiscal 2000 as compared to operating profits of $10.9 million in the first quarter of fiscal 1999. This is a result of the lower sales, lower margins, increased selling, marketing and administrative expenses and increased depreciation expense. This loss was expected during the quarter however, Mrs. Smith's Bakeries is in the final stages of its production realignment and should return to profitability later this year. This has been a difficult period of time for Mrs. Smith's Bakeries, however management feels that the capital investments will be a competitive advantage in the market due to the improved efficiency, increased capacity and additional product development opportunities that will be available to Mrs. Smith's Bakeries going forward.

KEEBLER
Sales. Sales at Keebler for the first quarter of fiscal 2000 increased $3.9 million or 0.5% to $855.9 million from $852.0 million reported a year ago. The Austin acquisition, net of the disposition of the value brands business, contributed $9.8 million to sales this quarter. Keebler's core brands continued to grow while contract packaging and private label business declined.

Gross Margin. Gross margin at Keebler was $501.8 million and 58.6% of sales during the first quarter of fiscal 2000 as compared to $480.5 million and 56.4% of sales during the same period a year ago. The increase in gross margin is reflective of the growth in Keebler's branded business and the decline in lower margin contract packaging and private label sales.

Selling, Marketing and Administrative. Selling marketing and administrative expenses were $383.4 million and 44.8% of sales in the first quarter of fiscal 2000 as compared to $386.4 million and 45.4% in the first quarter of fiscal 1999. Excluding Austin and the gain on the sale of the value lines business, selling, marketing and administrative expenses in the first quarter of 2000 were $383.2 million and 44.8% of sales. The primary driver for the decline in spending as a percentage of sales was reduced marketing expenses. Advertising and consumer promotions of $27.5 million for the quarter ended April 22, 2000, was $6.1 million lower than the quarter ended April 24, 1999, principally due to heavier spending in 1999 in order to promote numerous new products.

Depreciation and Amortization Expense. Depreciation and amortization in the first quarter of fiscal 2000 was $24.8 million as compared to $23.5 million in the same period of last year. This small increase is a result of capital spending. The Austin acquisition that occurred during the quarter will have a larger effect on depreciation and amortization for the remaining quarters of the year.

Operating Income. Operating income increased $23.1 million to $93.7 million for the first quarter of fiscal 2000 from $70.6 million during the first quarter of 1999. This includes a one time gain on the sale of the value brands business of $5.7 million pre-tax. Excluding this gain, the increase of $17.4 million is reflective of increased sales of higher margin, branded products and efficiencies gained in production realignments that have occurred in connection with the acquisitions of Sunshine and President.

Liquidity and Capital Resources:

FII owns a majority of the outstanding stock of Keebler, and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII.

Net cash provided by operating activities for the sixteen weeks ended April 22, 2000 was $34.8 million. Positive net cash flow of $63.9 million was provided from net income for the sixteen weeks. Operating cash flows were positively affected by a decrease in accounts receivable of $7.8 million, primarily attributable to increased cash collections, and a decrease in inventory of $31.4 million, exclusive of Austin acquired balances, due to the seasonal Girl Scout Cookie sales that occur during the first quarter of each year. These amounts were offset by a decrease in accounts payable and accrued liabilities of $46.0 million attributable to the timing of disbursements as well as the payment of year end incentives at Keebler. Also reducing working capital sources was spending of $5.6 million against plant and facility closing costs and severance, as well as a $10.0 million payment by Keebler for a licensing agreement with the Children's Family Workshop.

Net cash disbursed for investing activities for the sixteen weeks ended April 22, 2000 of $293.4 million primarily consisted of capital expenditures of $9.0 million at Flowers Bakeries, $17.0 million at Mrs. Smith's Bakeries and $17.7 million at Keebler. The capital expenditures were incurred principally to update and enhance production and distribution facilities, as well as management information systems at Flowers Bakeries. The Company used $256.3 million to fund Keebler's acquisition of Austin Quality Foods. Net cash proceeds of $13.4 million were received from the disposal of other assets.

For the sixteen weeks ended April 22, 2000, cash provided by financing activities was $241.7 million. The Company paid dividends to shareholders of $17.3 million. FII paid dividends of $13.1 million during the period and Keebler paid dividends totaling $9.4 million during the period, of which $5.2 million was paid to Flowers as a result of FII's 55% ownership of Keebler. Dividends are declared at the discretion of the Board of Directors based on an assessment of the Company's financial position and other considerations. Treasury stock purchases at Keebler totaled $10.0 million during the period. Consolidated debt increased $254.6 million primarily due to the use of existing credit facilities to finance the Austin acquisition.

At April 22, 2000, cash equivalents were $22.5 million. Consolidated long-term debt was $1,458.5 million and current maturities of long-term debt were $52.3 million at April 22, 2000. As a result of the consolidation of Keebler, the Company's balance sheet reflects Keebler's indebtedness of $669.8 million at April 22, 2000; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

On March 30, 2000 FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio of 1.10 to 1 for the second quarter of fiscal 2000, with increased levels for all quarters thereafter; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions; (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility.

The Company was in compliance with all covenants under its Loan Facility as in effect on April 22, 2000 and believes that, in light of its current cash position, its cash flow from operating activities and its amended credit facilities, it can comply with the current terms of its Loan Facility, Distributor Facility and other credit facilities and can meet presently foreseeable financial requirements.

Year 2000 Issue

The Company did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to its on-going business as a result of the "Year 2000 Issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers.

The total estimated cost for Year 2000 preparedness, including system upgrades, was approximately $6.2 million and was funded by operating cash flows. All costs associated with Year 2000 issues were incurred during fiscal years 1997, 1998 and 1999. Of the total cost of the preparedness, no amounts were attributable to new software and equipment, and therefore, all of these costs were expensed as incurred.

The above statement in its entirety is designated a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

Forward-Looking Statements:

Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about: the competitiveness of the baking industry; the future availability and prices of raw and packaging materials; potential regulatory obligations; our strategies; other statements that are not historical facts; and Year 2000 issues.

When used in this discussion, the words "anticipate", "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in general economic or business conditions (including in the baking industry); actions of competitors; our ability to retain capital on terms acceptable to us; our ability to recover material costs in the pricing of our products; the extent to which we are able to develop new products and markets for our products; the time required for such development; the level of demand for such products; and changes in our business strategies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

In the normal course of business, the Company is exposed to commodity price and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The Company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading purposes. The Company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The Company's accounting policy related to financial instruments is further described in Note 1 of Notes to Consolidated Financial Statements in our report on Form 10K.

The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $70.0 million at April 22, 2000 would be impacted by $13.1 million.

Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at April 22, 2000, with a notional amount of $328.2 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

   (b) Reports on 8-K - The Company has filed no reports on Form 8-K from January 2, 2000 through the date of this filing.

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


                                             FLOWERS INDUSTRIES, INC.

                                             /s/ Amos R. McMullian
                                             -----------------------------------
                                             By:  Amos R. McMullian
                                                      Chairman of the Board

                                             /s/ Jimmy M. Woodward
                                             -----------------------------------
                                             By:  Jimmy M. Woodward
                                                      Vice President and
                                                      Chief Financial Officer


June 5, 2000
------------
     Date