Form 10-Q
period 2000-07-15
FLOWERS INDUSTRIES INC /GA
filed 2000-08-29
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                      31757
                                   ----------
                                   (Zip Code)

                                  229/226-9110
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes     [ ]    No    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF EACH CLASS              OUTSTANDING AT AUGUST 18, 2000
                -------------------              ------------------------------

          COMMON STOCK, $.625 PAR VALUE                    99,984,967

                            FLOWERS INDUSTRIES, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

         PART I.  Financial Information

           Item 1. Financial Statements

                   Consolidated Balance Sheet
                     July 15, 2000 and January 1, 2000                    3

                   Consolidated Statement of Income
                     Twelve and Twenty-Eight Weeks Ended
                     July 15, 2000 and July 17, 1999                      4

                   Consolidated Statement of Cash Flows
                     Twenty-Eight Weeks Ended July 15, 2000
                     and July 17, 1999                                    5

                   Notes to Consolidated Financial Statements             6

           Item 2. Management's Discussion and Analysis of Financial     11
                     Condition and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures              18
                     About Market Risk

         PART II.  Other Information

           Item 4. Submission of Matters to a Vote of Security Holders   19

           Item 5. Other Information                                     19

           Item 6. Exhibits and Reports on Form 8-K                      19

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands Except Share Data)

                                                                                         July 15, 2000         January 1, 2000
                                                                                         -------------         ---------------
                                                                                          (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                            $     21,181           $     39,382
     Accounts and notes receivable, net                                                        166,931                185,939
     Inventories, net:
          Raw materials                                                                         55,978                 68,110
          Packaging materials                                                                   30,720                 29,855
          Finished goods                                                                       165,780                175,281
          Other                                                                                 20,929                  7,679
                                                                                          ------------           ------------
                                                                                               273,407                280,925
     Deferred income taxes                                                                      70,687                 71,498
     Other                                                                                      91,651                112,794
                                                                                          ------------           ------------
                                                                                               623,857                690,538
                                                                                          ------------           ------------

Property, Plant and Equipment:
     Land                                                                                       52,226                 49,612
     Buildings                                                                                 422,822                386,197
     Machinery and equipment                                                                 1,044,369                958,176
     Furniture, fixtures and transportation equipment                                          161,102                148,565
     Construction in progress                                                                  103,460                127,545
                                                                                          ------------           ------------
                                                                                             1,783,979              1,670,095
     Less:  accumulated depreciation                                                          (579,277)              (520,456)
                                                                                          ------------           ------------
                                                                                             1,204,702              1,149,639
                                                                                          ------------           ------------
Other Assets                                                                                    92,967                 88,715
                                                                                          ------------           ------------
Cost in Excess of Net Tangible Assets:
     Cost in excess of net tangible assets                                                   1,258,201              1,033,272
     Less:  accumulated amortization                                                           (81,747)               (61,686)
                                                                                          ------------           ------------
                                                                                             1,176,454                971,586
                                                                                          ------------           ------------
                                                                                          $  3,097,980           $  2,900,478
                                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                  $     54,744           $     47,566
    Accounts payable                                                                           222,815                248,153
    Facility closing costs and severance                                                        20,945                 16,836
    Other accrued liabilities                                                                  327,652                343,242
                                                                                          ------------           ------------
                                                                                               626,156                655,797
                                                                                          ------------           ------------

Long-Term Debt and Capital Leases                                                            1,410,340              1,208,630
                                                                                          ------------           ------------
Other Liabilities:
    Deferred income taxes                                                                      145,606                162,470
    Postretirement/postemployment obligations                                                   64,935                 64,772
    Facility closing costs and severance                                                        23,657                 30,188
    Other                                                                                       61,941                 56,289
                                                                                          ------------           ------------
                                                                                               296,139                313,719
                                                                                          ------------           ------------

Minority Interest                                                                              220,946                183,578
                                                                                          ------------           ------------

 Stockholders' Equity:
      Preferred stock-$100 par value, 10,467 authorized and none issued
      Preferred stock-$100 par value, 249,533 authorized and none issued
      Common stock-$.625 par value, 350,000,000 authorized and
      100,541,212 and 100,863,848 shares issued, respectively                                   62,838                 63,040
      Capital in excess of par value                                                           288,971                291,377
      Retained earnings                                                                        215,458                219,279
      Common stock in treasury, 447,567 and
           567,160 shares, respectively                                                         (8,208)               (10,594)
      Stock compensation related adjustments                                                   (14,660)               (24,348)
                                                                                          ------------           ------------
                                                                                               544,399                538,754
                                                                                          ------------           ------------
                                                                                          $  3,097,980           $  2,900,478
                                                                                          ============           ============

          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                               For the Twelve Weeks Ended      For the Twenty Eight Weeks Ended
                                                            -------------------------------    --------------------------------
                                                            July 15, 2000     July 17, 1999     July 15, 2000     July 17, 1999
                                                            -------------     -------------    --------------     -------------

Sales                                                        $   977,086       $   940,334       $ 2,294,499       $ 2,242,029
Materials, supplies, labor and other production costs            444,788           443,928         1,043,193         1,051,872
Selling, marketing and administrative expenses                   426,349           431,876           998,941           990,352
Depreciation and amortization                                     41,885            32,808            88,285            73,259
Non-recurring (credit) charge                                       (996)           69,208              (996)           69,208
                                                             -----------       -----------       -----------       -----------
Income (loss) from operations                                     65,060           (37,486)          165,076            57,338
Interest (income)                                                   (736)             (315)           (1,485)             (941)
Interest expense                                                  27,938            18,417            61,091            44,996
                                                             -----------       -----------       -----------       -----------
Interest expense, net                                             27,202            18,102            59,606            44,055
                                                             -----------       -----------       -----------       -----------
Income (loss) before income taxes and minority interest           37,858           (55,588)          105,470            13,283
Income taxes                                                      17,160           (18,271)           46,653            11,113
                                                             -----------       -----------       -----------       -----------
Income (loss) before minority interest                            20,698           (37,317)           58,817             2,170
                                                             -----------       -----------       -----------       -----------
Minority interest                                                (15,169)            9,582           (36,539)           (5,070)
                                                             -----------       -----------       -----------       -----------
Net income (loss)                                            $     5,529       $   (27,735)      $    22,278       $    (2,900)
                                                             ===========       ===========       ===========       ===========

Net Income (Loss) Per Common Share:
Basic:
  Net income (loss) per share                                $      0.06       $     (0.28)      $      0.22       $     (0.03)
  Weighted average shares outstanding                            100,068           100,039           100,143            99,976

Diluted:
  Net income (loss) per share                                $      0.06       $     (0.28)      $      0.22       $     (0.03)
  Weighted average shares outstanding                            100,285           100,376           100,368           100,339

Cash Dividends Paid Per Common Share                         $    0.1325       $    0.1275       $    0.2650       $    0.2525

          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                               For the Twenty Eight Weeks Ended
                                                                              -------------         -------------
                                                                              July 15, 2000         July 17, 1999
                                                                              -------------         -------------

  Cash flows provided by operating activities:
  Net income (loss)                                                             $   22,278           $   (2,900)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest                                                            36,539                5,070
       Depreciation and amortization                                                88,285               73,259
       Non-recurring (credit) charge                                                  (615)              46,071
       Deferred income taxes                                                        (8,614)              (9,841)
       Income tax benefit related to stock options exercised                        20,439                9,815
       Gain on sale of property, plant and equipment                                (2,058)                   0
       Gain on sale of  business                                                    (5,700)                   0
  Changes in assets and liabilities, net of acquisitions:
       Accounts and notes receivable, net                                            9,213              (22,650)
       Inventories, net                                                             16,090               23,102
       Other assets                                                                 15,449              (13,328)
       Accounts payable and other accrued liabilities                              (41,718)              (3,814)
       Income taxes payable                                                        (20,918)             (19,077)
       Facility closing costs and severance                                        (16,291)              13,086
       Other                                                                        (2,478)                 367
                                                                                ----------           ----------
  Net cash provided by operating activities                                        109,901               99,160
                                                                                ----------           ----------
  Cash flows from investing activities:
       Purchase of property, plant and equipment                                   (70,429)            (140,831)
       Acquisition of businesses, net of divestitures                             (258,867)             (11,852)
       Sesame Street Trademark license agreement                                   (10,000)                   0
       Proceeds from property sales                                                 21,496                2,420
       Other                                                                          (338)                (144)
                                                                                ----------           ----------
  Net cash disbursed for investing activities                                     (318,138)            (150,407)
                                                                                ----------           ----------
  Cash flows from financing activities:
       Dividends paid, net of dividends received                                   (34,643)             (25,239)
       Treasury stock purchases                                                    (10,023)             (16,952)
       Stock compensation and warrants exercised                                     9,333                4,163
       Proceeds from receivables securitization                                     21,000              106,000
       Increase in commercial paper                                                      0               23,197
       Increase (decrease) in debt and capital leases                              204,369              (65,961)
                                                                                ----------           ----------
  Net cash provided by financing activities                                        190,036               25,208
                                                                                ----------           ----------
  Net (decrease) in cash and cash equivalents                                      (18,201)             (26,039)
  Cash and cash equivalents at beginning of period                                  39,382               54,542
                                                                                ----------           ----------
  Cash and cash equivalents at end of period                                    $   21,181           $   28,503
                                                                                ==========           ==========

Schedule of noncash investing and financing activities:
  Stock compensation transactions                                               $    1,937           $   12,204
                                                                                ==========           ==========
  Note payable issued for purchase of equipment                                 $        0           $    5,347
                                                                                ==========           ==========

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

         Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 15, 2000 and January 1, 2000, the results of operations for the twelve and twenty-eight week periods ended July 15, 2000 and July 17, 1999 and statement of cash flows for the twenty-eight weeks ended July 15, 2000 and July 17, 1999. The results of operations for the twelve and twenty-eight week periods ended July 15, 2000 and July 17, 1999, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         Reporting Periods - The Company's quarterly reporting periods for fiscal 2000 are as follows: first quarter ended April 22, 2000 (sixteen weeks), second quarter ended July 15, 2000 (twelve weeks), third quarter ending October 7, 2000 (twelve weeks) and fourth quarter ending December 30, 2000 (twelve weeks).

         Reclassifications - Certain reclassifications of prior period data have been made to conform with the current period reporting.

2.       BUSINESS ACQUISITIONS

         On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin") from R&H Trust Co (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for an aggregate purchase price of $254.4 million, excluding related fees and expenses paid of approximately $3.0 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated as of September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under Keebler's $125.0 million Receivables Purchase Agreement.

         The acquisition of Austin by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Austin based on respective fair values. The acquisition has resulted in an estimated unallocated excess purchase price over fair value of net assets acquired of $168.5 million, which is being amortized on a straight-line basis over a forty year period.

         Results of operations for Austin from March 6, 2000, have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place on the first day of the year reported. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the first day of the year reported.

                                                                             Unaudited
(Amounts In Thousands Except Per Share Data)                     For the Twenty-Eight Weeks Ended
                                                               ------------------------------------
                                                               July 15, 2000          July 17, 1999
                                                               -------------         --------------

Net sales ..............................................        $  2,321,994           $  2,355,967
Net income (loss) ......................................        $     20,117           $     (4,591)
Diluted net income (loss) per share ....................        $       0.20           $      (0.05)

         On January 26, 2000, Flowers completed the purchase of The Kroger Company's Memphis, Tennessee bakery. The results of operations of this bakery from January 26, 2000 are included in the consolidated statements of operations and are not significantly different from the results that would have been reported had the operations been included from January 2, 2000.

3.       PURCHASE COMMITMENTS AND FINANCIAL INSTRUMENTS

         The Company enters into forward purchase commitments and derivative financial instruments in order to manage its exposure to commodity price and interest rate risk, and does not use them for trading purposes.

         The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $124.6 million at July 15, 2000 would be impacted by $10.2 million.

         Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at July 15, 2000, with a notional amount of $322.3 million, remains comparable to year-end. Additionally, interest rates have not fluctuated materially from year end and therefore the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

4.       DEBT

         Long-term debt consisted of the following at July 15, 2000 and January 1, 2000, respectively:

                                             Interest Rate            Maturity        July 15, 2000      January 1, 2000
                                             -------------            --------        -------------      ---------------
                                                                                            (Amounts in Thousands)
         FLOWERS:

         Syndicated Loan Facility ..........       8.13%              1/29/2003         $  431,700          $  350,000
         Senior Notes ......................       6.84%               1/5/2016            125,000             125,000
         Debentures ........................       7.15%              4/15/2028            200,000             200,000
         Capital Lease Obligations .........       8.07%              2000-2007             48,961              51,317
         Other .............................    Various               2000-2014             22,724              73,436
                                                                                        ----------          ----------
                                                                                           828,385             799,753
                                                                                        ----------          ----------

         KEEBLER:

         Revolving Facility ................       6.68%              9/28/2004         $  200,000          $       --
         Term Facility .....................       6.66%              9/28/2004            296,000             314,000
         Senior Subordinated Notes .........      10.75%               7/1/2006            124,400             124,400
         Other Senior Debt .................    Various               2001-2005              9,065              10,455
         Capital Lease Obligations .........    Various               2002-2042              7,234               7,588
                                                                                        ----------          ----------
                                                                                           636,699             456,443
                                                                                        ----------          ----------

         Consolidated Debt: ................                                             1,465,084           1,256,196
            Less current maturities ........                                                54,744              47,566
                                                                                        ----------          ----------
            Total long term debt ...........                                            $1,410,340          $1,208,630
                                                                                        ==========          ==========

         On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998. At July 15, 2000, the outstanding balance on the Revolving Facility was $200.0 million, with a remaining available balance of $150.0 million.

         On March 30, 2000, FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio of 1.10 to 1 for the second quarter of fiscal 2000, with increased levels for all quarters thereafter; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions; (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility. The Company was in compliance with all covenants under its Loan Facility as in effect on July 15, 2000.

5.       FACILITY CLOSING COSTS AND SEVERANCE

         NON-RECURRING CHARGES

         During fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey production facility due to excess capacity within Keebler's 18-plant manufacturing network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million. In the second quarter of fiscal 2000, the charge was reduced by an adjustment of $1.0 million. The adjustment resulted from lower-than expected severance costs and the earlier-than-expected sale of the facility. Only costs related to the settlement of workers compensation claims and health and welfare payments are expected to extend beyond the year ending December 30, 2000.

         During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ( $32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively). The remaining exit costs include ongoing costs such as guard service, utilities and property taxes of closed facilities.

         Activity with respect to the reserve for non-recurring charges was as follows (amounts in thousands):

                                                          01/01/2000         Prov/Adj           Spending          07/15/2000
                                                          ----------         --------           --------          ----------
         Noncancelable lease obligations
             and other facility closing costs              $  2,831          $ (1,556)          $   (954)          $    321
         Severance                                            2,037              (140)            (1,153)               744
         Other                                                2,462               700                 98              3,260
                                                           --------          --------           --------           --------
                      Total                                $  7,330          $   (996)          $ (2,009)          $  4,325
                                                           ========          ========           ========           ========

         PURCHASE ACCOUNTING RESERVES

         As part of accounting for the acquisition of Austin in the first quarter of 2000, Keebler recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $14.5 million. At July 15, 2000, approximately 60 employees had been terminated, with the remaining terminations scheduled to occur during the second half of 2000. Spending on exit costs is expected to be substantially complete before the end of 2001, with primarily health and welfare payments extending beyond that time frame.

         During fiscal 1998, as part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of President. Exit costs related to the plan, totaling $12.8 million, were provided for in the allocation of the purchase price. Management's exit plan is expected to be substantially complete before the end of fiscal 2000 with only noncancelable lease obligations to be paid over the next six years, concluding in fiscal 2006.

         As part of the acquisition of Mrs. Smith's Inc. in fiscal 1996, Flowers recorded a purchase accounting reserve of $37.1 million in order to realign production and distribution at Mrs. Smith's Bakeries. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998.

         As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine in 1996, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. During the quarter ended July 15, 2000, Keebler adjusted accruals previously established by reducing goodwill and other intangibles by $1.6 million to recognize exit costs that are now expected to be less than initially anticipated. The exit plan was substantially complete at January 2, 2000 with only noncancelable lease obligations continuing through 2006.

         Activity with respect to the purchase accounting reserves was as follows (amounts in thousands):

         Mrs Smith's Bakeries                             01/01/2000         Prov/Adj           Spending          07/15/2000
                                                          ----------         --------           --------          ----------
         Noncancelable lease obligations
             and other facility closing costs              $ 20,186                             ($ 1,974)          $ 18,212
         Other                                                2,476                                 (516)             1,960
                                                           --------          --------           --------           --------
                      Total                                  22,662                 0             (2,490)            20,172
                                                           --------          --------           --------           --------

         Keebler Foods Company                            01/01/2000         Prov/Adj           Spending          07/15/2000
                                                          ----------         --------           --------          ----------
         Noncancelable lease obligations
             and other facility closing costs              $  7,829          $   (500)          $ (1,258)          $  6,071
         Severance                                               24                                                      24
                                                           --------          --------           --------           --------
                      Total                                   7,853              (500)            (1,258)             6,095
                                                           --------          --------           --------           --------

         Sunshine Biscuits, Inc.                          01/01/2000         Prov/Adj           Spending          07/15/2000
                                                          ----------         --------           --------          ----------
         Noncancelable lease obligations
             and other facility closing costs              $  1,962          $ (1,116)          $   (679)          $    167
         Severance                                               63                                  (12)                51
                                                           --------          --------           --------           --------
                      Total                                   2,025            (1,116)              (691)               218
                                                           --------          --------           --------           --------

         President International, Inc.                   01/01/2000           Prov/Adj          Spending          07/15/2000
                                                         ----------           --------          --------          ----------
         Noncancelable lease obligations
             and other facility closing costs              $  4,596                             $   (223)          $  4,373
         Severance                                            2,829                               (2,097)               732
         Other                                                   10                                  (10)                 0
                                                           --------           --------          --------           --------
                      Total                                   7,435                 0             (2,330)             5,105
                                                           --------           --------          --------           --------

         Austin Quality Foods                            01/01/2000          Prov/Adj           Spending         07/15/2000
                                                         ----------          --------           --------         ----------
         Noncancelable lease obligations
             and other facility closing costs                                $    479           $   (408)          $     71
         Severance                                                             13,979             (5,236)             8,743
         Other                                                                     28                                    28
                                                           --------          --------           --------           --------
                      Total                                       0            14,486             (5,644)             8,842
                                                           --------          --------           --------           --------
                      GRAND TOTAL                          $ 39,975          $ 12,870           $(12,413)          $ 40,432
                                                           ========          ========           ========           ========

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

         The accounting policies of the segments are substantially the same as those described in Note 1 of the Company's report on Form 10-K for the fiscal year ended January 1, 2000. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

                                            For the Twelve Weeks Ended                For the Twenty Eight Weeks Ended
                                        -----------------------------------         -----------------------------------
                                        July 15, 2000         July 17, 1999         July 15, 2000         July 17, 1999
                                        -------------         -------------         -------------         -------------
                                                    (unaudited)                                 (unaudited)
Sales:
  Flowers Bakeries                       $   240,729           $   228,159           $   548,686           $   519,621
  Mrs. Smith's Bakeries                      137,356               140,898               310,292               321,544
  Keebler                                    613,572               587,847             1,469,432             1,439,880
  Elimination(1)                             (14,571)              (16,570)              (33,911)              (39,016)
                                         -----------           -----------           -----------           -----------
                                         $   977,086           $   940,334           $ 2,294,499           $ 2,242,029
                                         ===========           ===========           ===========           ===========
Depreciation and Amortization:
  Flowers Bakeries                       $     8,699           $     7,476           $    19,646           $    17,140
  Mrs. Smith's Bakeries                        6,685                 4,005                14,951                 9,221
  Keebler                                     24,682                19,696                49,433                43,171
  FII(2)                                       1,819                 1,631                 4,255                 3,727
                                         -----------           -----------           -----------           -----------
                                         $    41,885           $    32,808           $    88,285           $    73,259
                                         ===========           ===========           ===========           ===========

Income (Loss) from Operations:
  Flowers Bakeries                       $    20,394           $    18,767           $    44,693           $    39,279
  Mrs. Smith's Bakeries                      (13,853)              (28,020)              (23,806)              (17,148)
  Keebler                                     66,531                48,732               160,227               119,377
  FII(2)                                      (9,008)               (7,757)              (17,034)              (14,962)
  Non-recurring (credit) charge                  996               (69,208)                  996               (69,208)
                                         -----------           -----------           -----------           -----------
                                         $    65,060           $   (37,486)          $   165,076           $    57,338
                                         ===========           ===========           ===========           ===========

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

         In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives". This EITF addresses the recognition, measurement and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This EITF is effective for the Company in the fourth quarter of fiscal 2000. Management is in process of assessing the impact of EITF 00-14 on the Company's financial statements.

8.       SUBSEQUENT EVENTS

         On August 24, 2000, the Board of Directors of Keebler declared a quarterly cash dividend of $0.1125 per common share payable on September 20, 2000 to stockholders of record on September 6, 2000.

         In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to apply the accounting and disclosures described in this bulletin in the fourth quarter of fiscal 2000. Management is in process of assessing the impact of SAB 101 on the Company's results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Matters Affecting Analysis:

The following discussion of the financial condition and results of operations for the twelve and twenty-eight weeks ended July 15, 2000 should be read in conjunction with FII's annual report on Form 10-K for the year ended January 1, 2000, filed with the Securities and Exchange Commission on March 30, 2000.

During the second quarter of fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey, production facility due to excess capacity within Keebler's 18 plant production network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million, or $.25 per share after-tax and minority interest. During the second quarter of fiscal 2000, this facility was sold which resulted in an adjustment to the previous charge of approximately $1.0 million for carrying costs and other facility expenses which were less than had originally been estimated. The sale of the Sayreville facility resulted in a pretax gain of $2.0 million during the quarter. On a consolidated basis, after tax and minority interest, the gain on this transaction was $0.7 million.

During the first quarter of fiscal 2000, Flowers completed its acquisition of The Kroger Company's bakery in Memphis, Tennessee (the "Kroger acquisition"). Also during the first quarter, Keebler completed its acquisition of Austin Specialty Foods, Inc (the "Austin acquisition"). In addition, Keebler sold its value brand business, which resulted in a pre tax gain of $5.7 million in the first quarter. On a consolidated basis, after tax and minority interest, the gain on the sale of the value brands business of $1.8 million is included in the results for the twenty-eight weeks ended July 15, 2000. The operating results for the twelve and twenty-eight week periods ended July 15, 2000 do not include the operating results of the value brands business that was sold on January 4, 2000. However, the comparable twelve and twenty-eight weeks ended July 17, 1999 do include the operating results of the value brands business.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight weeks ended July 15, 2000 and July 17, 1999, are set forth below:

                                                                For the Twelve Weeks Ended         For the Twenty-Eight Weeks Ended
                                                             --------------------------------     ---------------------------------
                                                             July 15, 2000      July 17, 1999     July 15, 2000       July 17, 1999
                                                             -------------      -------------     -------------       -------------
                                                                        (Unaudited)                          (Unaudited)

Sales                                                            100.00%           100.00%        100.00%                100.00%
Gross margin                                                      54.48%            52.79%         54.54%                 53.08%
Selling, marketing, and administrative expenses                   43.63%            45.93%         43.54%                 44.17%
Depreciation and amortization                                      4.29%             3.49%          3.85%                  3.27%
Interest                                                           2.86%             1.96%          2.66%                  2.01%
Income (loss) before income taxes and  minority interest           3.87%            -5.91%          4.60%                  0.59%
Income  taxes                                                      1.76%            -1.94%          2.03%                  0.50%
Net income (loss)                                                  0.57%            -2.95%          0.97%                 -0.13%

CONSOLIDATED RESULTS

TWELVE WEEKS ENDED JULY 15, 2000 COMPARED TO TWELVE WEEKS ENDED JULY 17, 1999

Sales. For the twelve weeks ended July 15, 2000, sales were $ 977.1 million, or 3.9% higher than sales for the comparable period in the prior year, which were $940.3 million. Sales increased 5.5% and 4.4% over the same period last year at Flowers Bakeries and Keebler, respectively. These increases were partially offset by a sales decrease of 1.2% from the second quarter of fiscal 1999 at Mrs. Smith's Bakeries.

Gross Margin. Gross margin for the second quarter of fiscal 2000 was $532.3 million, or 7.2% higher than the gross margin reported a year ago of $496.4 million. As a percent of sales, gross margin was 54.5% for the second quarter of fiscal 2000, compared to 53.0% for the second quarter of fiscal 1999. Keebler improved margins to 60.6% during the period up from 57.5% during the same period last year. Flowers Bakeries margins improved to 54.8% from 53.4% during the second quarter of fiscal 1999. Mrs. Smith's margins declined to 26.4% during the second quarter of fiscal 2000 from 29.2% in the same period a year ago.

Selling, Marketing and Administrative Expenses. During the second quarter of fiscal 2000, selling, marketing and administrative expenses were $426.3 million, or 43.6% of sales as compared to $431.9 million, or 45.9% of sales reported a year ago. Flowers Bakeries selling marketing and administrative expenses increased to 42.7% of sales during the second quarter of fiscal 2000 versus 41.9% in the same period a year ago. Keebler's selling, marketing and administrative expenses were 45.7% of sales in the second quarter of fiscal 2000 as compared to 45.9% of sales in the second quarter of fiscal 1999. Keebler's expenses were slightly offset by the gain of approximately $2.0 million on the sale of the Sayreville facility. Mrs. Smith's Bakeries selling, marketing and administrative expenses decreased to 32.3% of sales in the second quarter of fiscal 2000 from 48.5% in the same period last year. Mrs. Smith's Bakeries improvement was primarily attributable to increases in estimates for customer deductions and trade promotions as well as increases in inventory reserves both of which took place in the second quarter of fiscal 1999.

Depreciation and Amortization. Depreciation and amortization expense was $41.9 million for the second quarter of fiscal 2000, an increase of 27.7% over the corresponding period in the prior year, which was $32.8 million. This increase is due primarily to acquisitions and capital improvements.

Non-recurring Charge. During the second quarter of fiscal 1999, Keebler recorded a non-recurring charge of $69.2 million. Adjustments to Keebler's reserve totaling $1.0 million were made during the second quarter of fiscal 2000 to reflect decreased carrying cost associated with the Sayreville, New Jersey facility that was sold during the period. See discussion under the heading "Matters Affecting Analysis" above.

Interest Expense. For the second quarter of fiscal 2000, interest expense was $27.2 million, an increase of $9.1 million or 50.3% over the corresponding period in the prior year, which was $18.1 million. Flowers' interest expense increased $6.2 million to $16.2 million in the second quarter of fiscal 2000 from $10.0 million in the second quarter of fiscal 1999. Keebler's interest expense increased $2.9 million to $11.0 million in the second quarter of fiscal 2000 as compared to $8.1 million in the same period of fiscal 1999. The increases are due to increased debt levels resulting from acquisitions, capital improvements, funding of operating losses at Mrs. Smith's Bakeries and higher interest rates in the current period as compared to the same period last year.

Income (Loss) Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the second quarter of fiscal 2000 was $37.9 million, an increase of $93.5 million over the loss before income taxes of $55.6 million reported in the second quarter of fiscal 1999. After adjusting second quarter of each year for the non-recurring items, income before income taxes and minority interest increased $23.2 million in the second quarter of fiscal 2000. These results are reflective of increases in income from operations of $17.8 million at Keebler and $1.6 million at Flowers Bakeries and a reduction in the net loss at Mrs. Smith's Bakeries of $14.2 million. These increases in operating income at the segment level were partially offset by increased interest cost noted above and unallocated corporate expenses that increased by $1.3 million from second quarter of fiscal 1999.

Income Taxes. Income taxes during the second quarter of fiscal 2000 were provided at an estimated effective rate of 45.3%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Net Income (Loss). Net income for the second quarter of fiscal 2000 was $5.5 million, an increase of $33.2 million from the net loss of $27.7 million reported a year ago. This is reflective of the items noted above. A further discussion of the comparative results of operations by business segment follows.

OPERATING RESULTS BY BUSINESS SEGMENT

FLOWERS BAKERIES

Sales. Sales at Flowers Bakeries for the second quarter of fiscal 2000 were $240.7 million, an increase of 5.5% over sales of $228.2 million reported during the same period a year ago. The Kroger acquisition accounted for 3.8% of this increase. After adjusting for the effect of that acquisition, the overall sales increase of 1.7% is primarily attributable to a shift in product mix toward higher priced branded products.

Gross Margin. Flowers Bakeries' gross margin improved to 54.8% of sales for the second quarter of fiscal 2000, compared to 53.4% of sales for the comparable period in the prior year. Improved pricing, production efficiencies and a change in product mix towards higher margin products partially offset higher raw material, labor and packaging costs.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $102.9 million as compared to $95.6 million in the second quarter of fiscal 1999. These expenses increased to 42.7% of sales during the second quarter of fiscal 2000 from 41.9% in the second quarter of fiscal 1999. The increase in absolute terms as well as a percent of sales was composed of increases in labor, rent and fuel costs, and start-up costs associated with the Kroger acquisition. These increases were partially offset by decreases in advertising costs.

Depreciation and Amortization. Depreciation and amortization increased to $8.7 million in the second quarter of fiscal 2000 from $7.5 million in the same period last year. This increase is primarily attributable to capital improvements and increased amortization due to the Kroger acquisition.

Operating Income. Operating income increased 8.7% to $20.4 million in the second quarter of fiscal 2000 from operating income of $18.8 million reported during the second quarter of fiscal 1999. This increase is reflective of the increased margins and continued cost control measures implemented at Flowers Bakeries.

MRS. SMITH'S BAKERIES

Sales. Sales at Mrs. Smith's Bakeries, excluding inter-segment sales of $14.6 million, were $122.8 million in the second quarter of fiscal 2000 as compared to $124.3 million for the comparable period in the prior year, a decrease of $1.5 million or 1.2%. During the quarter, foodservice and retail sales increased 2.3% and 2.8%, respectively, over sales during the second quarter of fiscal 1999. Foodservice case volume was up 1.5% and pricing was up 1.0% over the same period last year. Retail volumes declined 6.1% but pricing improved 9.4% over the second quarter of fiscal 1999. Snack sales decreased 5.8% during the quarter when compared to the second quarter of fiscal 1999. The snack sales decline was primarily attributable to the reductions in sales to two customers undergoing restructuring. Excluding sales to these customers, snack sales volume shows slight increases over the prior year period.

Gross Margin. Mrs. Smith's Bakeries gross margin for the second quarter of fiscal 2000 was 26.4% of sales compared to 29.2% reported a year ago. Margins continue to be depressed as Mrs. Smith's works through higher cost inventory that was produced during the plant restructuring. However inventory buildup for the seasonal holiday sales began near the end of the second quarter. During the remainder of fiscal 2000, the plants will be operating at more efficient levels and the Company expects to see the benefits of its capital spending projects reflected in improved margins in the third and fourth quarters of fiscal 2000.

Selling, Marketing and Administrative Expenses. Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $39.6 million or 32.3% of sales during the second quarter of fiscal 2000 as compared to $60.3 million or 48.5% of sales during the same period a year ago. Expenses in the second quarter of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory. These costs were not incurred to the same extent in the current year period. Distribution costs were higher due primarily to higher fuel and labor costs incurred in the second quarter of fiscal 2000 as compared to the prior year amounts. Other sales, marketing, advertising and administrative spending remained relatively constant in the current period as compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization for Mrs. Smith's Bakeries in the second quarter of fiscal 2000 was $6.7 million as compared to $4.0 million in the same period of last year. This increase is due to substantial capital improvements associated with the production realignment that has been completed.

Operating Income. Mrs. Smith's Bakeries experienced an operating loss of $13.9 million for the second quarter of fiscal 2000 as compared to an operating loss of $28.0 million in the second quarter of fiscal 1999. Sales and margins were slightly lower during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999. However, the second quarter of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory which were not present to the same extent in the second quarter of fiscal 2000.

KEEBLER

Sales. Sales at Keebler for the second quarter of fiscal 2000 increased $25.8 million or 4.4% to $613.6 million from $587.8 million reported a year ago. Excluding the revenues of Austin of $46.4 million and adjusting for the sales related to the value brands business which was sold in the first quarter of fiscal 2000, net sales declined $9.2 million or 1.6%. Volume decreased 3.5% from prior years primarily in non-strategic lower value business. This decline in volume was offset by a shift in sales mix toward higher priced branded products and resulted in increased pricing of 1.9% over the prior year period.

Gross Margin. Gross margin at Keebler was $371.6 million and 60.6% of sales during the second quarter of fiscal 2000 as compared to $338.3 million and 57.5% of sales during the same period a year ago. Sales related to Austin, which have a lower gross margin than Keebler or President products, negatively affected the margin by approximately 1.6%. The improved margins were mainly attributable to improved productivity and cost savings as well as lower raw material costs. The increase in gross margin is also reflective of the growth in Keebler's branded business and the sale of its value brands business during the first quarter resulting in a product mix shift toward higher margin branded products.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $280.4 million and 45.7% of sales in the second quarter of fiscal 2000 as compared to $269.9 million and 45.9% in the second quarter of fiscal 1999. Excluding Austin expenses, selling, marketing and administrative expenses as a percent of sales were slightly higher in the second quarter of fiscal 2000 than in the previous year. The increase was due primarily to transition expenses from converting certain non-core independent distributor routes acquired in the President acquisition to Keebler's direct store delivery system and higher fuel costs. Partially offsetting these increases was a one-time gain on the sale of the Sayreville facility of $2.0 million.

Depreciation and Amortization. Depreciation and amortization in the second quarter of fiscal 2000 was $24.7 million as compared to $19.7 million in the same period of last year. This increase is primarily a result of the depreciation and amortization of $3.6 million related to the Austin acquisition that occurred during the first quarter of fiscal 2000.

Operating Income. Operating income, excluding nonrecurring items, increased $17.8 million to $66.5 million for the second quarter of fiscal 2000 from $48.7 million, excluding nonrecurring charges, during the second quarter of fiscal 1999. The increase is reflective of increased sales of higher margin, branded products and efficiencies gained in production realignments.

TWENTY-EIGHT WEEKS ENDED JULY 15, 2000 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 17, 1999

Sales. For the twenty-eight weeks ended July 15, 2000, sales were $2,294.5 million, or 2.3% higher than sales for the comparable period in the prior year, which were $2,242.0 million. Sales during the first half of fiscal 2000 increased 5.6% at Flowers Bakeries and 2.1% at Keebler over their respective sales during the first half of fiscal 1999. These increases were slightly offset by a sales decrease of 2.2% from the prior year at Mrs. Smith's Bakeries.

Gross Margin. For the twenty-eight weeks ended July 15, 2000, gross margin was $1,251.3 million, an increase of $61.1 million or 5.1% higher than the gross margin reported for the same period last year of $1,190.2 million. As a percent of sales, gross margin was 54.5% as compared to 53.1% for the same period last year. Keebler improved margins to 59.4% during the period up from 56.9% during the same period last year and Flowers Bakeries margins improved to 54.7% from 53.0% in the prior year. However, gross margins at Mrs. Smith's Bakeries decreased to 28.9% from 33.9% in the same period a year ago.

Selling, Marketing and Administrative Expenses. For the twenty-eight weeks ended July 15, 2000, selling, marketing and administrative expenses were $998.9 million, or 43.5% of sales as compared to $990.4 million, or 44.2% of sales reported a year ago. Flowers Bakeries selling, marketing and administrative expenses increased to 43.0% of sales as compared to 42.2% during the first half of fiscal 1999. Keebler's and Mrs. Smith's Bakeries' decreased to 45.2% of sales and 32.1% of sales, respectively. During the first half of fiscal 1999, Keebler's and Mrs. Smith's Bakeries' selling, marketing and administrative expenses were 45.6% and 36.7% of sales, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $88.3 million for the twenty-eight weeks ended July 15, 2000, an increase of 20.5% over the corresponding period in the prior year, which was $73.3 million. This increase is due primarily to capital improvements and acquisitions.

Non-recurring Charge. During the second quarter of fiscal 1999, Keebler recorded a non-recurring charge of $69.2 million. Adjustments to Keebler's reserve totaling $1.0 million were made during the second quarter of fiscal 2000 to reflect decreased carrying cost associated with the Sayreville, New Jersey facility that was sold during the period. See discussion under the heading "Matters Affecting Analysis" above.

Interest Expense. For the twenty-eight weeks ended July 15, 2000, interest expense was $59.6 million, an increase of 35.2% over the corresponding period in the prior year, which was $44.1 million. Flowers' interest expense increased $12.8 million to $35.5 million in the twenty-eight week period ended July 15, 2000 from $22.7 million in the same period last year. Keebler's interest expense increased $2.7 million to $24.1 million in the first half of fiscal 2000 as compared to $21.4 million in the same period of fiscal 1999. The increase is due to increased debt levels resulting from acquisitions, capital improvements, funding of operating losses at Mrs. Smith's Bakeries and higher interest rates in the current period as compared to the same period last year.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the twenty-eight weeks ended July 15, 2000, was $105.5 million, an increase of $92.2 million over income before income taxes and minority interest of $13.3 million reported in the twenty-eight weeks ended July 17, 1999. After adjusting income for the non-recurring charge, income before income taxes and minority interest increased $22.0 million in the twenty-eight weeks ended July 15, 2000. These results are reflective of increases in income from operations of $40.9 million at Keebler and $5.4 million at Flowers Bakeries partially offset by an increase in the net loss at Mrs. Smith's Bakeries of $6.7 million and increased interest expense of $15.5 million. Additionally, unallocated corporate expenses increased $2.1 million from the twenty-eight weeks ended July 17, 1999.

Income Taxes. Income taxes for the twenty-eight weeks ended July 15, 2000, were provided at an estimated effective rate of 44.2%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Net Income (Loss). Net income for the twenty-eight weeks ended July 15, 2000 was $22.3 million, an increase of $25.2 million over the net loss of $2.9 million reported a year ago. This is reflective of the items noted above. A further discussion of the comparative results of operations by business segment follows.

OPERATING RESULTS BY BUSINESS SEGMENT

FLOWERS BAKERIES

Sales. Sales at Flowers Bakeries for the twenty-eight weeks ended July 15, 2000 were $548.7 million, an increase of 5.6% over sales of $519.6 million reported a year ago. After adjusting for the increase related to the Kroger acquisition of 4.0%, the remaining 1.6% increase from the prior year was primarily attributable to increased pricing and a shift in product mix toward higher priced branded products.

Gross Margin. Flowers Bakeries' gross margin improved to 54.7% of sales for the twenty-eight weeks ended July 15, 2000, compared to 53.0% of sales for the comparable period in the prior year. Improved pricing and production efficiencies primarily contributed to this increase.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses for the twenty-eight weeks ended July 15, 2000, increased to $235.9 million as compared to $219.2 million for the comparable period in the prior year. As a percent of sales, these expenses increased slightly to 43.0% in the first half of fiscal 2000 from 42.2% in same period a year ago. The increase was composed of increases in labor, rent and fuel costs, and start-up costs associated with the Kroger acquisition. These increases were partially offset by decreases in advertising costs.

Depreciation and Amortization. Depreciation and amortization increased to $19.6 million in the twenty-eight week period ended July 15, 2000 from $17.1 million in the same period last year. This increase is primarily attributable to capital improvements and increased amortization due to the Kroger acquisition.

Operating Income. Operating income increased 13.8% to $44.7 million for the twenty-eight weeks ended July 15, 2000 from $39.3 million during the comparable period last year. This increase is reflective of the increasing margins and continued cost control measures implemented at Flowers Bakeries.

MRS. SMITH'S BAKERIES

Sales. Sales at Mrs. Smith's Bakeries, excluding inter-segment sales of $33.9 million, were $276.4 million for the twenty-eight weeks ended July 15, 2000 as compared to $282.5 million for the comparable period in the prior year, a decrease of $6.1 million or 2.2%. During the first half of fiscal 2000, foodservice sales increased 2.5%. Foodservice case volume was up 2.4% while pricing was off slightly due to product mix as compared to the same period a year ago. Retail sales declined 6.9% during the first half of fiscal 2000 as compared to the same period a year ago. Retail volumes declined 12.9%, but pricing improved 6.9% when compared to the first half of fiscal 1999. The first half of the year is traditionally a slow period for the retail market. Snack sales decreased 1.3% during the first half of the year when compared to the same period in fiscal 1999 which is composed of a pricing increase of 3.3% and a volume decrease of 4.6% as compared to prior year results.

 Gross Margin. Mrs. Smith's Bakeries gross margin for the twenty-eight week period ended July 15, 2000 was 28.9% of sales compared to 33.9% reported a year ago. Margins continue to be depressed as Mrs. Smith's Bakeries works through higher cost inventory that was produced during the plant restructuring. However inventory buildup for the seasonal holiday sales began near the end of the second quarter. During the second half of the year, the plants will be operating at more efficient levels and the Company expects to see the benefits of its capital spending projects reflected in improved margins in the third and fourth quarters of fiscal 2000.

Selling, Marketing and Administrative Expenses. Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $88.8 million or 32.1% of sales during the twenty-eight week period ended July 15, 2000 as compared to $103.7 million or 36.7% of sales during the same period a year ago. Expenses in the second half of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory. These costs were not incurred to the same extent in the current year period. During the first half of fiscal 2000, Mrs. Smith's Bakeries incurred increased distribution costs due primarily to higher fuel costs. Mrs Smith's Bakeries also incurred increased selling cost related to slotting fees paid for the introduction of Mrs. Smith's Bakeries "Cookies and Cream" pies.

Depreciation and Amortization. Depreciation and amortization expense in the twenty-eight week period ended July 15, 2000 was $15.0 million as compared to $9.2 million in the same period of last year. This increase is due to substantial capital improvements associated with the production realignment.

Operating Income (Loss). Mrs. Smith's Bakeries experienced an operating loss of $23.8 million during the twenty-eight week period ended July 15, 2000 as compared to an operating loss of $17.1 million in the same period last year. Sales and margins were slightly lower during the first half of fiscal 2000 as compared to the same period in fiscal 1999. However, the first half of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory which were not present to the same extent in the first half of fiscal 2000.

KEEBLER

Sales. Sales at Keebler for the twenty-eight week period ended July 15, 2000 increased $29.5 million or 2.1% to $1,469.4 million from $1,439.9 million reported a year ago. The Austin acquisition accounted for $71.0 million of sales during the period. Excluding the Austin sales and adjusting for the sales related to the value brands business which was sold in the first quarter of fiscal 2000, net sales declined 1.1%. Volume declines in non-core products were substantially offset by a favorable shift in product mix resulting in a higher average pricing.

Gross Margin. Gross margin at Keebler was $873.4 million or 59.4% of sales for the twenty-eight weeks ended July 15, 2000, as compared to $818.8 million and 56.9% of sales during the same period a year ago. Sales related to Austin, which have a lower gross margin than Keebler or President products, negatively affected the margin by approximately 1.0%. The improved margins were mainly attributable to improved productivity and cost savings as well as lower raw material costs. The increase in gross margin is also reflective of the growth in Keebler's branded business and the sale of its value brands business during the first quarter resulting in a product mix shift toward higher margin branded products.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $663.7 million or 45.2% of sales for the twenty-eight week period ended July 15, 2000, as compared to $656.3 million and 45.6% in same period a year ago. Excluding Austin expenses, selling, marketing and administrative expenses as a percent of sales were slightly higher in the first half of fiscal 2000 then in the same period last year. The increase was due primarily to transition expenses from converting certain non-core independent distributor routes acquired in the President acquisition to Keebler's direct store delivery system and higher fuel costs. Offsetting these increases were one-time gains on the sale of the Sayreville facility of $2.0 million in the second quarter and on the sale of the value brands business of $5.7 million in the first quarter.

Depreciation and Amortization. Depreciation and amortization for the twenty-eight week period ended July 15, 2000 was $49.4 million as compared to $43.2 million in the same period of last year. This increase is primarily a result of the depreciation and amortization of $5.6 million related to the Austin acquisition that occurred during the first quarter of fiscal 2000.

Operating Income. Operating income, excluding nonrecurring items, increased $40.8 million to $160.2 million for the twenty-eight weeks ended July 15, 2000 from $119.4 million, excluding nonrecurring charges, during the same period in the prior year. This includes increased sales of higher margin, branded products and efficiencies gained in production realignments.

Liquidity and Capital Resources:

FII owns a majority of the outstanding stock of Keebler, and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII.

Net cash provided by operating activities for the twenty-eight weeks ended July 15, 2000 was $109.9 million. Positive net cash flow of $148.0 million was provided from net income for the twenty-eight weeks. Contributing to operating cash flows was the income tax benefit of $20.4 million on stock options exercised. Accounts receivable decreased $9.2 million due primarily to increased cash collections. A net inventory decrease of $16.1 million was attributable to a drop at Keebler, exclusive of Austin's acquired balances, as a result of the seasonal Girl Scout Cookie sale that occurs in the first quarter each year. This decrease was offset by an increase in inventory at Mrs. Smith's Bakeries as preparations begin for its seasonal pie sales in the third and fourth quarters. A decrease in other assets of $15.4 million is primarily due to the collection of an income tax refund at Flowers. These positive affects on operating cash flows were partially offset by a decrease in accounts payable and accrued liabilities of $41.7 million attributable to the timing of disbursements as well as the payment of year end incentives at Keebler. Also reducing working capital sources was spending of $16.3 million against plant and facility closing costs and severance.

Net cash disbursed for investing activities for the twenty-eight weeks ended July 15, 2000 of $318.1 million included capital expenditures of $14.1 million at Flowers Bakeries, $19.6 million at Mrs. Smith's Bakeries and $36.7 million at Keebler. The capital expenditures were incurred principally to update and enhance production and distribution facilities, as well as management information systems at Flowers Bakeries. Keebler used $254.4 million to fund the acquisition of Austin and paid $10.0 million for a licensing agreement with the Sesame Workshop, formerly known as the Children's Television Workshop. Net cash proceeds of $21.5 million were received from the disposal of other assets.

For the twenty-eight weeks ended July 15, 2000, cash provided by financing activities was $190.0 million. The Company paid dividends to shareholders of $34.6 million. FII paid dividends of $26.1 million during the period and Keebler paid dividends totaling $18.9 million during the period, of which $10.4 million was paid to FII as a result of its 55% ownership of Keebler. Dividends are declared at the discretion of the Board of Directors based on an assessment of the Company's financial position and other considerations. Contributing to the increase were net cash proceeds of $21.0 million from the receivables securitization under Keebler's Receivable Purchase Agreement and $9.3 million of cash generated from employee stock options exercised during the first half of fiscal 2000. Keebler had treasury stock purchases totaling $10.0 million during the period. Consolidated debt increased $204.4 million primarily due to the use of existing credit facilities to finance the Austin acquisition.

At July 15, 2000, cash equivalents were $21.2 million. Consolidated long-term debt was $1,410.3 million and current maturities of long-term debt were $54.7 million at July 15, 2000. As a result of the consolidation of Keebler, the Company's balance sheet reflects Keebler's indebtedness of $636.7 million at July 15, 2000; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

On March 30, 2000, FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio of 1.10 to 1 for the second quarter of fiscal 2000, with increased levels for all quarters thereafter; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions; (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility.

The Company was in compliance with all covenants under its Loan Facility as in effect on July 15, 2000 and believes that, in light of its current cash position, its cash flow from operating activities and its amended credit facilities, it can comply with the current terms of its Loan Facility, Distributor Facility and other credit facilities and can meet presently foreseeable financial requirements.

Year 2000 Issue

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 Issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year-end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers.

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

Forward-Looking Statements:

Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about: the competitiveness of the baking industry; the future availability and prices of raw and packaging materials; potential regulatory obligations; our strategies and other statements that are not historical facts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

In the normal course of business, the Company is exposed to commodity price and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The Company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading purposes. The Company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The Company's accounting policy related to financial instruments is further described in Note 1 of Notes to Consolidated Financial Statements in our report on Form 10-K for the fiscal year ended January 1, 2000.

The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $124.6 million at July 15, 2000 would be impacted by $10.2 million.

Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at July 15, 2000, with a notional amount of $322.3 million, remains comparable to year-end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 31, 2000 in Thomasville, Georgia for the following purposes:

         (1) To elect three (3) members to the Board of Directors to serve for three years or until their successor shall be elected and shall have qualified:

                                                    For              Withheld
                                                 ----------          ---------
                   Joe E. Beverly ..........     81,688,839          5,935,539
                   Amos R. McMullian .......     81,687,957          5,936,421
                   J.V. Shields ............     81,688,118          5,936,260

         (2)      To consider and act upon a proposal to select
                  PricewaterhouseCoopers LLP as independent accountants for the Company for fiscal 2000:

                  For.......................     87,266,328
                  Against...................        107,393
                  Abstain...................        250,658

ITEM 5. OTHER INFORMATION

On July 18, 2000, Flowers Industries, Inc. and Keebler Foods Company jointly announced that their respective boards of directors authorized each of the companies to explore alternatives for the maximization of shareholder value, including the potential sale of Keebler. Additionally, the board of directors of Flowers Industries, Inc. announced that it intends to spin-off its non-Keebler assets, including Flowers Bakeries and Mrs. Smith's Bakeries, to Flowers shareholders. The spin-off is expected to be completed simultaneously with any transaction involving Flowers and Keebler.

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


                                             FLOWERS INDUSTRIES, INC.

                                             /s/Amos R. McMullian
                                         --------------------------------------
                                             By: Amos R. McMullian
                                                      Chairman of the Board

                                             /s/Jimmy M. Woodward
                                         --------------------------------------
                                             By: Jimmy M. Woodward
                                                      Vice President and
                                                      Chief Financial Officer


August 25, 2000
---------------
     Date