Form 10-Q
period 2000-10-07
FLOWERS INDUSTRIES INC /GA
filed 2000-11-21
CIK 826227

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------
Commission file number     1-9787

                            FLOWERS INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                           58-0244940
         -------                                           ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

                    1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      31757
                                      -----
                                   (Zip Code)

                                  229/226-9110
                                  ------------
              (Registrant's telephone number, including area code)

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

Yes      [ ]      No       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      TITLE OF EACH CLASS                       OUTSTANDING AT NOVEMBER 17, 2000
      -------------------                       --------------------------------
 COMMON STOCK, $.625 PAR VALUE                             100,085,442

                            FLOWERS INDUSTRIES, INC.

                                      INDEX

                                                                         Page Number
                                                                         -----------
PART I.  Financial Information

 Item 1. Financial Statements

         Consolidated Balance Sheet
           October 7, 2000 and January 1, 2000                                3

         Consolidated Statement of Income
           Twelve and Forty Weeks Ended
           October 7, 2000 and October 9, 1999                                4

         Consolidated Statement of Cash Flows
           Forty Weeks Ended October 7, 2000
           and October 9, 1999                                                5

         Notes to Consolidated Financial Statements                           6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11

 Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                                 20

PART II. Other Information

 Item 1. Legal Proceedings                                                   21

 Item 4. Submission of Matters to a Vote of Security Holders                 21

 Item 5. Other Information                                                   21

 Item 6. Exhibits and Reports on Form 8-K                                    21

                            FLOWERS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)

                                                                           October 7, 2000    January 1, 2000
                                                                           ---------------    ---------------
                                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                               $    23,766       $    39,382
     Accounts and notes receivable, net                                          191,140           185,939
     Inventories, net:
          Raw materials                                                           52,277            68,110
          Packaging materials                                                     31,354            29,855
          Finished goods                                                         214,210           175,281
          Other                                                                    4,560             7,679
                                                                             -----------        ----------
                                                                                 302,401           280,925
     Deferred income taxes                                                        69,289            71,498
     Other                                                                        99,765           112,794
                                                                             -----------        ----------
                                                                                 686,361           690,538
                                                                             -----------        ----------

Property, Plant and Equipment:
     Land                                                                         52,717            49,612
     Buildings                                                                   427,566           386,197
     Machinery and equipment                                                   1,067,652           958,176
     Furniture, fixtures and transportation equipment                            165,154           148,565
     Construction in progress                                                     96,147           127,545
                                                                             -----------        ----------
                                                                               1,809,236         1,670,095
     Less:  accumulated depreciation                                            (614,229)         (520,456)
                                                                             -----------        ----------
                                                                               1,195,007         1,149,639
                                                                             -----------        ----------
Other Assets                                                                      84,988            88,715
                                                                             -----------        ----------
Cost in Excess of Net Tangible Assets:
     Cost in excess of net tangible assets                                     1,259,346         1,033,272
     Less:  accumulated amortization                                             (91,080)          (61,686)
                                                                             -----------        ----------
                                                                               1,168,266           971,586
                                                                             -----------        ----------
                                                                             $ 3,134,622       $ 2,900,478
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                     $    58,309       $    47,566
    Accounts payable                                                             252,352           248,153
    Facility closing costs and severance                                          17,539            16,836
    Other accrued liabilities                                                    345,294           343,242
                                                                             -----------        ----------
                                                                                 673,494           655,797
                                                                             -----------        ----------

Long-Term Debt and Capital Leases                                              1,374,105         1,208,630
                                                                             -----------        ----------
Other Liabilities:
    Deferred income taxes                                                        158,456           162,470
    Postretirement/postemployment obligations                                     64,038            64,772
    Facility closing costs and severance                                          22,204            30,188
    Other                                                                         60,772            56,289
                                                                             -----------        ----------
                                                                                 305,470           313,719
                                                                             -----------        ----------

Minority Interest                                                                236,483           183,578
                                                                             -----------        ----------

Stockholders' Equity:
     Preferred stock-$100 par value, 10,467 authorized and none issued
     Preferred stock-$100 par value, 249,533 authorized and none issued
     Common stock-$.625 par value, 350,000,000 authorized and
          100,527,893 and 100,863,848 shares issued, respectively                 62,830            63,040
     Capital in excess of par value                                              289,127           291,377
     Retained earnings                                                           215,285           219,279
     Common stock in treasury, 452,995 and
          567,160 shares, respectively                                            (8,272)          (10,594)
     Stock compensation related adjustments                                      (13,900)          (24,348)
                                                                             -----------        ----------
                                                                                 545,070           538,754
                                                                             -----------        ----------
                                                                             $ 3,134,622       $ 2,900,478
                                                                             ===========       ===========

                            FLOWERS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            For the Twelve Weeks Ended           For the Forty Weeks Ended
                                                         --------------------------------   -----------------------------------
                                                         October 7, 2000  October 9, 1999   October 7, 2000     October 9, 1999
                                                         ---------------  ---------------   ---------------     ---------------
Sales                                                      $ 1,022,967        $ 982,664         $ 3,317,466         $ 3,222,157
Materials, supplies, labor and other production costs          460,383          491,204           1,505,245           1,548,311
Selling, marketing and administrative expenses                 446,377          425,839           1,445,318           1,408,420
Depreciation and amortization                                   40,860           33,981             129,145             107,240
Insurance proceeds                                              (3,105)               0              (4,774)                  0
Non-recurring (credit) charge                                   (1,428)               0              (2,424)             69,208
                                                           -----------        ---------         -----------         -----------
Income from operations                                          79,880           31,640             244,956              88,978

Interest (income)                                               (1,517)            (249)             (3,002)             (1,190)
Interest expense                                                28,148           18,599              89,239              63,595
                                                           -----------        ---------         -----------         -----------
Interest expense, net                                           26,631           18,350              86,237              62,405
                                                           -----------        ---------         -----------         -----------

Income before income taxes and minority interest                53,249           13,290             158,719              26,573
Income taxes                                                    21,462            7,990              68,115              19,102
                                                           -----------        ---------         -----------         -----------
Income before minority interest                                 31,787            5,300              90,604               7,471
Minority interest                                              (18,829)         (14,403)            (55,359)            (19,473)
                                                           -----------        ---------         -----------         -----------
Net income (loss)                                          $    12,958        $  (9,103)        $    35,245         $   (12,002)
                                                           ===========        =========         ===========         ===========
Net Income (Loss) Per Common Share:
Basic:
  Net income (loss) per share                              $      0.13        $   (0.09)        $      0.35         $     (0.12)
  Weighted average shares outstanding                          100,089          100,274             100,128             100,060

Diluted:
  Net income (loss)per share                               $      0.13        $   (0.09)        $      0.35         $     (0.12)
  Weighted average shares outstanding                          100,368          100,522             100,372             100,388

Cash Dividends Paid Per Common Share                       $    0.1325        $  0.1300         $    0.3975         $    0.3825

          (See Accompanying Notes to Consolidated Financial Statements)

                            FLOWERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                 For the Forty Weeks Ended
                                                                             ---------------------------------
                                                                             October 7, 2000   October 9, 1999
                                                                             ---------------   ---------------
  Cash flows provided by operating activities:
  Net income (loss)                                                            $  35,245          $ (12,002)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest                                                          55,359             19,473
       Depreciation and amortization                                             129,145            107,240
       Non-recurring (credit) charge                                              (2,043)            46,071
       Deferred income taxes                                                       5,338            (21,274)
       Income tax benefit related to stock options exercised                      21,457             10,754
       Gain on sale of property, plant and equipment                              (2,208)                 0
       Gain on sale of  business                                                  (5,700)                 0
  Changes in assets and liabilities, net of acquisitions:
       Accounts and notes receivable, net                                        (10,639)           (68,561)
       Inventories, net                                                          (12,904)             2,745
       Other assets                                                                9,717            (33,471)
       Accounts payable and other accrued liabilities                              7,310             45,542
       Income taxes payable                                                      (21,329)                 0
       Facility closing costs and severance                                      (21,129)             3,116
       Other                                                                         831              8,941
                                                                               ---------          ---------
  Net cash provided by operating activities                                      188,450            108,574
                                                                               ---------          ---------
  Cash flows from investing activities:
       Purchase of property, plant and equipment                                 (91,624)          (195,608)
       Acquisition of businesses, net of divestitures                           (258,867)            (7,939)
       Sesame Street Trademark license agreement                                 (10,000)                 0
       Proceeds from property sales                                               23,377                  0
       Other                                                                         106                  0
                                                                               ---------          ---------
  Net cash disbursed for investing activities                                   (337,008)          (203,547)
                                                                               ---------          ---------
  Cash flows from financing activities:
       Dividends paid, net of dividends received                                 (52,139)           (38,278)
       Treasury stock purchases                                                  (10,023)           (21,683)
       Stock compensation and warrants exercised                                  10,405              4,888
       Proceeds from receivables securitization                                   13,000            125,000
       Decrease in commercial paper                                                    0            (10,209)
       Increase (decrease) in debt and capital leases                            171,699             (4,215)
                                                                               ---------          ---------
  Net cash provided by financing activities                                      132,942             55,503
                                                                               ---------          ---------
  Net (decrease) in cash and cash equivalents                                    (15,616)           (39,470)
  Cash and cash equivalents at beginning of period                                39,382             54,542
                                                                               ---------          ---------
  Cash and cash equivalents at end of period                                   $  23,766          $  15,072
                                                                               =========          =========
Schedule of noncash investing and financing activities:
  Stock compensation transactions                                              $   2,505          $       0
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

    Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 7, 2000 and January 1, 2000, the results of operations for the twelve and forty week periods ended October 7, 2000 and October 9, 1999 and statement of cash flows for the forty weeks ended October 7, 2000 and October 9, 1999. The results of operations for the twelve and forty week periods ended October 7, 2000 and October 9, 1999, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    Reporting Periods - The Company's quarterly reporting periods for fiscal 2000 are as follows: first quarter ended April 22, 2000 (sixteen weeks), second quarter ended July 15, 2000 (twelve weeks), third quarter ended October 7, 2000 (twelve weeks) and fourth quarter ending December 30, 2000 (twelve weeks).

    Reclassifications - Certain reclassifications of prior period data have been made to conform with the current period reporting.

2.  BUSINESS ACQUISITIONS

    On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin"), for an aggregate purchase price of $253.7 million, excluding related fees and expenses paid of approximately $3.0 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under Keebler's $700.0 million Senior Credit Facility Agreement and the remainder from cash received on additional sales of accounts receivable under Keebler's $125.0 million Receivables Purchase Agreement.

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

                                                                           Unaudited
    (Amounts In Thousands Except Per Share Data)                     For the Forty Weeks Ended
                                                               ------------------------------------
                                                                October 7, 2000    October 9, 1999
                                                               -----------------  -----------------
Net sales ..................................................    $ 3,344,961       $   3,384,350
Net income (loss) ..........................................    $    33,303       $     (12,776)
Diluted net income (loss) per share ........................    $       .33       $        (.13)

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

    The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent decrease in market price, the fair value of open contracts with a notional amount of $85.0 million at October 7, 2000 would be impacted by $(6.3) million.

    Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed rate instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, are recorded as adjustments to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at October 7, 2000, with a notional amount of $316.5 million, remains comparable to year-end. Additionally, interest rates have not fluctuated materially from year end and therefore the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

4.  DEBT

    Long-term debt consisted of the following at October 7, 2000 and January 1, 2000, respectively:

    FLOWERS:                                   Interest Rate    Maturity      October 7, 2000     January 1, 2000
                                              --------------   ----------     ---------------    ----------------
                                                                                   (Amounts in Thousands)
Syndicated Loan Facility .....                      8.13%      1/29/2003         $  440,000          $  350,000
Senior Notes .................                      6.84%       1/5/2016            125,000             125,000
Debentures ...................                      7.15%      4/15/2028            200,000             200,000
Capital Lease Obligations ....                      8.07%      2000-2007             50,636              51,317
Other ........................                   Various       2000-2014             20,014              73,436
                                                                                 ----------          ----------
                                                                                    835,650             799,753
                                                                                 ----------          ----------

KEEBLER:

Revolving Facility ...........                      6.85%      9/28/2004         $  170,000          $       --
Term Facility ................                      6.83%      9/28/2004            287,000             314,000
Senior Subordinated Notes ....                     10.75%       7/1/2006            124,400             124,400
Other Senior Debt ............                   Various       2001-2005              8,840              10,455
Capital Lease Obligations ....                   Various       2002-2042              6,524               7,588
                                                                                 ----------          ----------
                                                                                    596,764             456,443
                                                                                 ----------          ----------

Consolidated Debt: ...........                                                    1,432,414           1,256,196
   Less current maturities ...                                                       58,309              47,566
                                                                                 ----------          ----------
   Total long term debt ......                                                   $1,374,105          $1,208,630
                                                                                 ==========          ==========

    On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998. At October 7, 2000, the outstanding balance on the Revolving Facility was $170.0 million, with an available balance of $180.0 million.

    On March 30, 2000, FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions; (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and (viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility. The Company was in compliance with all covenants under its Loan Facility as in effect on October 7, 2000.

5.  FACILITY CLOSING COSTS AND SEVERANCE

    NON-RECURRING CHARGES

    In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge of $69.2 million which was subsequently reduced by $2.9 million in the fourth quarter of 1999. The reduction was due to lower than expected severance costs and earlier than expected disposal of the facility. In the second quarter of fiscal 2000, the charge was reduced by an adjustment of $1.0 million. The additional adjustment resulted from lower-than expected severance costs and the earlier-than-expected sale of the facility. Only costs related to the settlement of workers compensation claims and health and welfare payments are expected to extend beyond the year ending December 30, 2000.

    During the fourth quarter of fiscal 1998, the Board of Directors of the Company approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The Company recorded a pre-tax non-recurring charge of $68.3 million ($32.2 million, $32.3 million and $3.8 million for Flowers Bakeries, Mrs. Smith's Bakeries and Keebler, respectively). In the 12 weeks ended October 7, 2000, Flowers Bakeries reported an adjustment to this previously recorded non-recurring charge of an additional $1.4 million. This adjustment relates to Flowers Bakeries decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of its growing foodservice business. This bakery will be opened in early 2001. The remaining exit costs include ongoing costs such as guard service, utilities and property taxes of closed facilities.

    Activity with respect to the reserve for non-recurring charges was as follows (amounts in thousands):

                                            01/01/2000  Prov/Adj  Spending  10/07/2000
                                          ----------------------------------------------
Noncancelable lease obligations
    and other facility closing costs      $2,831      $(1,577)      $  (958)      $  296
Severance                                  2,037         (140)       (1,196)         701
Other                                      2,462          700           (55)       3,107
                                          ------      -------       -------       ------
                Total                     $7,330      $(1,017)      $(2,209)      $4,104
                                          ======      =======       =======       ======

    PURCHASE ACCOUNTING RESERVES

    As part of accounting for the acquisition of Austin in the first quarter of 2000, Keebler recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $14.5 million. At October 7, 2000, approximately 75 non-union employees had been terminated, with the remaining terminations scheduled to occur by February 2001. Spending on exit costs is expected to be substantially complete before the end of 2001, with primarily health and welfare payments extending beyond that time frame.

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

    As part of INFLO's acquisition of Keebler and Keebler's subsequent acquisition of Sunshine in 1996, Keebler's management team adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. During the quarter ended July 15, 2000, Keebler adjusted accruals previously established by reducing goodwill and other intangibles by $0.5 million and $1.1 million, respectively, to recognize exit costs that are now expected to be less than initially anticipated. The exit plan was substantially complete at January 2, 2000 with only noncancelable lease obligations continuing through 2006.

    Activity with respect to the purchase accounting reserves was as follows (amounts in thousands):

MRS SMITH'S BAKERIES                           01/01/2000     Prov/Adj       Spending     10/07/2000
                                              ------------------------------------------------------
Noncancelable lease obligations
    and other facility closing costs             $20,186                     $ (2,776)      $17,410
Other                                              2,476                         (542)        1,934
                                              ------------------------------------------------------
                Total                             22,662             0         (3,318)       19,344
                                              ------------------------------------------------------
KEEBLER FOODS COMPANY
                                              ------------------------------------------------------
Noncancelable lease obligations
    and other facility closing costs             $ 7,829      $   (500)      $ (1,430)      $ 5,899
Severance                                             24                                         24
                                              ------------------------------------------------------
                Total                              7,853          (500)        (1,430)        5,923
                                              ------------------------------------------------------
SUNSHINE BISCUITS, INC.
                                              ------------------------------------------------------
Noncancelable lease obligations
    and other facility closing costs             $ 1,962      $ (1,116)      $   (689)      $   157
Severance                                             63                          (17)           46
                                              ------------------------------------------------------
                Total                              2,025        (1,116)          (706)          203
                                              ------------------------------------------------------
PRESIDENT INTERNATIONAL, INC.
                                              ------------------------------------------------------
Noncancelable lease obligations
    and other facility closing costs             $ 4,596                     $   (569)      $ 4,027
Severance                                          2,829                       (2,235)          594
Other                                                 10                          (10)            0
                                              ------------------------------------------------------
                Total                              7,435             0         (2,814)        4,621
                                              ------------------------------------------------------
AUSTIN QUALITY FOODS
                                              ------------------------------------------------------
Noncancelable lease obligations
    and other facility closing costs                          $    479       $   (408)      $    71
Severance                                                       13,979         (8,398)        5,581
Other                                                               28             (5)           23
                                              ------------------------------------------------------
                Total                                  0        14,486         (8,811)        5,675
                                              ------------------------------------------------------
                GRAND TOTAL                      $39,975      $ 12,870       $(17,079)      $35,766
                                              ======================================================

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

     The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

                                                 For the Twelve Weeks Ended         For the Forty Weeks Ended
                                              --------------------------------   --------------------------------
                                              October 7, 2000  October 9, 1999   October 7, 2000  October 9, 1999
                                              ---------------  ---------------   ---------------  ---------------
                                                        (Unaudited)                       (Unaudited)
SALES:
  Flowers Bakeries                              $   233,571       $   223,459       $   782,257       $   743,080
  Mrs. Smith's Bakeries                             161,740           157,892           472,032           476,900
  Keebler                                           642,203           615,844         2,111,635         2,055,724
  Elimination (1)                                   (14,547)          (14,531)          (48,458)          (53,547)
                                                -----------       -----------       -----------       -----------
                                                $ 1,022,967       $   982,664       $ 3,317,466       $ 3,222,157
                                                ===========       ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION:
  Flowers Bakeries                              $     9,238       $     7,726       $    28,884       $    24,866
  Mrs. Smith's Bakeries                               6,699             4,908            21,650            14,129
  Keebler                                            23,114            19,480            72,547            62,651
  FII (2)                                             1,809             1,867             6,064             5,594
                                                -----------       -----------       -----------       -----------
                                                $    40,860       $    33,981       $   129,145       $   107,240
                                                ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS:
  Flowers Bakeries                              $    10,905       $    13,958       $    55,598       $    53,237
  Mrs. Smith's Bakeries                              (5,014)          (33,558)          (30,489)          (50,706)
  Keebler                                            75,645            62,960           235,872           182,337
  FII (2)                                            (6,189)          (11,720)          (23,223)          (26,682)
  Insurance proceeds                                  3,105                 0             4,774                 0
  Non-recurring (credit) charge                       1,428                 0             2,424           (69,208)
                                                -----------       -----------       -----------       -----------
                                                $    79,880       $    31,640       $   244,956       $    88,978
                                                ===========       ===========       ===========       ===========

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries which are transferred at cost

(2) Unallocated corporate expenses


7.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new rules for accounting for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard is effective for the Company on December 31, 2000, the first day of fiscal year 2001. In accordance with the transition provisions of SFAS 133, upon adoption, the Company will record a cumulative effect-type adjustment to accumulated comprehensive income to recognize at fair value all derivatives, and related losses deferred on the balance sheet, designated as cash flow hedging instruments. The Company does not believe the adoption of SFAS 133 will have a material impact on the results of operations. At October 7, 2000, the fair value of all derivative instruments designated as cash flow hedging instruments was $(2.0) million, which would have resulted in a net liability. Related losses deferred on the balance sheet at October 7, 2000 were $6.2 million. The fair value of the derivative instruments and the related deferred losses could be materially different at the adoption date, December 31, 2000.

    On May 18, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issue is effective for the second quarter of fiscal 2001. Management has assessed the impact of this guidance and determined that adoption will not result in a material reclassification between net sales and selling, general, and administrative expense. Net earnings would not be affected.

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to apply the accounting and disclosures described in this bulletin in the fourth quarter of fiscal 2000. Management has assessed the impact of SAB 101 and determined that issuance will have no material impact on the Company's sales or net earnings.

8.  SUBSEQUENT EVENTS

    On October 26, 2000, FII and Keebler announced that an agreement was reached for a series of transactions that will result in the sale of Keebler Foods Company to Kellogg Company and the spin-off to FII shareholders of a new company, Flowers Foods, Inc. FII agreed to sell its controlling stake in Keebler to Kellogg for $42.00 per share. Simultaneously with the sale of the Keebler controlling stake, FII will spin-off to its shareholders the new company, Flowers Foods, Inc., which is anticipated to trade on the New York Stock Exchange under the original symbol FLO. Flowers Foods, Inc. will include the Flowers Bakeries and Mrs. Smith's Bakeries businesses and approximately $250 million in debt. After deducting certain liabilities at FII, the proceeds from the transaction will be paid to FII's shareholders in cash. In addition to these proceeds, each FII shareholder will receive shares representing a proportionate interest in Flowers Foods. The new company will be headquartered in Thomasville, Georgia and will be led by the current FII management team.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Matters Affecting Analysis:

The following discussion of the financial condition and results of operations for the twelve and forty weeks ended October 7, 2000 should be read in conjunction with FII's annual report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission on March 30, 2000.

The Company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the Company's insurance policies for a portion of these costs that it believes to be insured. During the quarter ended July 15, 2000, Mrs. Smith's Bakeries recovered insurance proceeds of $1.7 million related to product contamination claims. In the quarter ended October 7, 2000, Mrs. Smith's Bakeries recovered additional insurance proceeds of $3.1 million related to mechanical breakdown, product contamination and payments under business interruption coverage. Mrs. Smith's Bakeries continues to pursue recovery under various insurance policies for covered losses. The claims process is lengthy and its outcome cannot be predicted with certainty. If future insurance proceeds are recovered, they will be reported as a separate line item, net of claims preparation expenses.

During the fourth quarter of fiscal 1998, Flowers Industries, Inc. recorded a pre-tax non-recurring charge of $68.3 million, of which $32.2 million was related to the operations of Flowers Bakeries. In the twelve weeks ended October 7, 2000, Flowers Bakeries reported an adjustment to this previously recorded non-recurring charge of $1.4 million. This adjustment relates to Flowers Bakeries decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery will be operational in early 2001.

During the first quarter of fiscal 2000, Flowers completed its acquisition of The Kroger Company's bakery in Memphis, Tennessee (the "Kroger acquisition") and Keebler completed its acquisition of Austin Specialty Foods, Inc (the "Austin acquisition"). On January 4, 2000 Keebler sold its value brand business, which resulted in a pretax gain of $5.7 million in the first quarter. On a consolidated basis, after tax and minority interest, the gain on the sale of the value brands business of $1.8 million is included in the results for the forty weeks ended October 7, 2000. Additionally, operating results of the value brands business are not included in the twelve or forty week period ended October 7, 2000, however the comparable twelve and forty weeks ended October 9, 1999 do include the operating results of the value brands business.

During the second quarter of fiscal 1999, the Board of Directors of Keebler approved a plan to close its Sayreville, New Jersey, production facility due to excess capacity within Keebler's 18 plant production network. As a result of this plan, the Company recorded a pre-tax non-recurring charge of $69.2 million, or $.25 per share after tax and minority interest. During the second quarter of fiscal 2000, this facility was sold, which resulted in an adjustment to the previous charge of approximately $1.0 million for carrying costs and other facility expenses which were less than had originally been estimated. The sale of the Sayreville facility resulted in a pretax gain of $2.0 million during the quarter. On a consolidated basis, after tax and minority interest, the gain on this transaction was $0.7 million.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the twelve and forty weeks ended October 7, 2000 and October 9, 1999, are set forth below:

                                                               For the Twelve Weeks Ended             For the Forty Weeks Ended
                                                           ----------------------------------    ----------------------------------
                                                           October 7, 2000    October 9, 1999    October 7, 2000    October 9, 1999
                                                           ---------------    ---------------    ---------------    ---------------
                                                                      (Unaudited)                            (Unaudited)
Sales                                                         100.00%            100.00%             100.00%             100.00%
Gross margin                                                   55.00%             50.01%              54.63%              51.95%
Selling, marketing, and administrative expenses                43.64%             43.34%              43.57%              43.71%
Depreciation and amortization                                   3.99%              3.46%               3.89%               3.33%
Insurance proceeds                                             (0.30)%             0.00%              (0.14)%              0.00%
Non-recurring charge                                           (0.14)%             0.00%              (0.07)%              2.15%
Interest                                                        2.60%              1.87%               2.60%               1.94%
Income (loss) before income taxes and  minority interest        5.21%              1.35%               4.78%               0.82%
Income  taxes                                                   2.10%              0.81%               2.05%               0.59%
Net income (loss)                                               1.27%             (0.93)%              1.06%              (0.37)%

CONSOLIDATED RESULTS

TWELVE WEEKS ENDED OCTOBER 7, 2000 COMPARED TO TWELVE WEEKS ENDED OCTOBER 9,
1999

Sales. For the twelve weeks ended October 7, 2000, sales were $1,023.0 million, or 4.1% higher than sales for the comparable period in the prior year, which were $982.7 million. Sales increased 4.3%, 4.5% and 2.7% at Keebler, Flowers Bakeries and Mrs. Smith's Bakeries, respectively, from the third quarter of fiscal 1999. Additional sales analysis is included under the discussion of business segments.

Gross Margin. Gross margin for the third quarter of fiscal 2000 was $562.6 million, or 14.5% higher than gross margin reported a year ago of $491.5 million. As a percent of sales, gross margin was 55.0% for the third quarter of fiscal 2000, compared to 50.0% for the third quarter of fiscal 1999. Keebler improved margins to 61.7% during the period, up from 58.7% during the same period last year. Flowers Bakeries' margins improved to 54.7% from 52.9% during the third quarter of fiscal 1999. Mrs. Smith's margins increased substantially to 27.6% in the third quarter of fiscal 2000, as compared to margins of 8.9% in the same period a year ago. Mrs. Smith's margins were negatively effected in fiscal 1999 by mechanical breakdown and product contamination associated with the production realignment project.

Selling, Marketing and Administrative Expenses. During the third quarter of fiscal 2000, selling, marketing and administrative expenses were $446.4 million, or 43.6% of sales as compared to $425.8 million, or 43.3% of sales reported a year ago. Flowers Bakeries selling, marketing and administrative expenses increased to 46.0% of sales during the third quarter of fiscal 2000 versus 43.2% in the same period a year ago. Keebler's selling, marketing and administrative expenses were 46.3% of sales in the third quarter of fiscal 2000 as compared to 45.4% of sales in the third quarter of fiscal 1999. Mrs. Smith's Bakeries' selling, marketing and administrative expenses improved as a percent of sales to 26.4% in the third quarter of fiscal 2000 from 28.9% in the same period last year. During fiscal 1999, Mrs. Smith's incurred higher than expected distribution costs due to the production realignment as well as increased advertising and promotions. These excessive costs were not present in the current quarter.

Depreciation and Amortization. Depreciation and amortization expense was $40.9 million for the third quarter of fiscal 2000, an increase of 20.3% over the corresponding period in the prior year, which was $34.0 million. This increase is due primarily to acquisitions and capital expenditures.

Proceeds from Insurance Policies. The Company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's incurred substantial costs and expenses related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's filed claims under the Company's insurance policies for a portion of these costs that it believes to be insured. In the quarter ended October 7, 2000, Mrs. Smith's Bakeries recovered insurance proceeds of $3.1 million related to mechanical breakdown, product contamination and business interruption coverage. Mrs. Smith's continues to pursue recovery under various insurance policies for covered losses. The claims process is lengthy and its outcome cannot be predicted with certainty. If future insurance proceeds are recovered, they will be reported as a separate line item, net of claims preparation expenses.

Non-recurring Charge. During the fourth quarter of fiscal 1998, Flowers Industries, Inc. recorded a pre-tax non-recurring charge of $68.3 million of which $32.2 million was related to operations of Flowers Bakeries. In the twelve weeks ended October 7, 2000, Flowers Bakeries reported an adjustment to this previously recorded non-recurring charge of $1.4 million. This adjustment relates to Flowers Bakeries decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery will be operational in early 2001.

Interest Expense. For the third quarter of fiscal 2000, net interest expense was $26.6 million, an increase of $8.2 million or 44.6% over the corresponding period in the prior year, which was $18.4 million. Flowers' interest expense increased $5.2 million to $16.5 million in the third quarter of fiscal 2000 from $11.3 million in the third quarter of fiscal 1999. Keebler's interest expense increased $3.0 million to $10.1 million in the third quarter of fiscal 2000 as compared to $7.1 million in the same period of fiscal 1999. The increases are due to increased debt levels resulting from acquisitions, capital improvements, funding of operating losses at Mrs. Smith's Bakeries and higher interest rates in the current period as compared to the same period last year.

Income (Loss) Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the third quarter of fiscal 2000 was $53.2 million, an increase of $39.9 million from $13.3 million reported in the third quarter of fiscal 1999. After adjusting third quarter of each year for the non-recurring items and insurance proceeds, income before income taxes and minority interest increased $35.4 million in the third quarter of fiscal 2000. These results are reflective of an increase in income from operations of $12.7 million at Keebler, a decrease in income from operations at Flowers Bakeries of $3.1 million and a reduction in the net loss at Mrs. Smith's Bakeries of $28.5 million. These increases in operating income at the segment level were partially offset by increased interest cost noted above and unallocated corporate expenses that decreased by $5.5 million from third quarter of fiscal 1999.

Income Taxes. Income taxes during the third quarter of fiscal 2000 were provided at an estimated effective rate of 40.3%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Net Income (Loss). Net income for the third quarter of fiscal 2000 was $13.0 million, an increase of $22.1 million from the net loss of $9.1 million reported a year ago. This is reflective of the items noted above. A further discussion of the comparative results of operations by business segment follows.

OPERATING RESULTS BY BUSINESS SEGMENT

FLOWERS BAKERIES

                                                                         FOR THE TWELVE WEEKS ENDED
                                          -----------------------------------------------------------------------------------------
                                          OCTOBER 7, 2000  % OF SALES     OCTOBER 9, 1999  % OF SALES     CHANGE ($'S)   CHANGE (%)
                                          ---------------  ----------     ---------------  ----------     ------------   ----------
Sales                                         $233,571       100.0%           $223,459       100.0%         $10,112         4.5%
Gross margin                                  $127,662        54.7%           $118,278        52.9%         $ 9,384         7.9%
Selling, marketing, and administrative        $107,519        46.0%           $ 96,594        43.2%         $10,925        11.3%
Depreciation and amortization                 $  9,238         4.0%           $  7,726         3.5%         $ 1,512        19.6%
Income from operations (EBIT)                 $ 10,905         4.7%           $ 13,958         6.2%         $(3,053)      -21.9%

Sales. Sales at Flowers Bakeries for the third quarter of fiscal 2000 were $233.6 million, an increase of 4.5% over sales of $223.5 million reported during the same period a year ago. Acquisitions accounted for 3.1% of this increase. After adjusting for the effect of acquisitions, the overall sales increase of 1.4% is primarily attributable to a shift in product mix toward higher priced branded products.

Gross Margin. Flowers Bakeries' gross margin improved to 54.7% of sales for the third quarter of fiscal 2000, compared to 52.9% of sales for the comparable period in the prior year. Lower ingredient cost and improved pricing was partially offset by higher labor, energy and packaging costs.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $107.5 million as compared to $96.6 million in the third quarter of fiscal 1999. These expenses increased to 46.0% of sales during the third quarter of fiscal 2000 from 43.2% in the third quarter of fiscal 1999. The increase in absolute terms as well as a percent of sales was composed of increases in labor, rent and energy costs, as well as integration costs associated with the Kroger market expansion. These increases were partially offset by decreases in advertising expenditures.

Depreciation and Amortization. Depreciation and amortization increased to $9.2 million in the third quarter of fiscal 2000 from $7.7 million in the same period last year. This increase is primarily attributable to capital expenditures and increased amortization resulting from the Kroger acquisition.

Operating Income. The factors noted above resulted in operating income of $10.9 million in the twelve weeks ended October 7, 2000, a decrease of $3.1 million from operating income of $14.0 million reported during the third quarter of fiscal 1999.

MRS. SMITH'S BAKERIES

                                                                        FOR THE TWELVE WEEKS ENDED
                                         ---------------------------------------------------------------------------------------
                                         OCTOBER 7, 2000  % OF SALES    OCTOBER 9, 1999  % OF SALES    CHANGE ($'S)   CHANGE (%)
                                         ---------------  ----------    ---------------  ----------    ------------   ----------
Sales                                        $147,193       100.0%          $143,361       100.0%        $ 3,832         2.7%
Gross margin                                 $ 40,611        27.6%          $ 12,792         8.9%        $27,819       217.5%
Selling, marketing, and administrative       $ 38,926        26.4%          $ 41,442        28.9%        $(2,516)       -6.1%
Depreciation and amortization                $  6,699         4.6%          $  4,908         3.4%        $ 1,791        36.5%
Loss from operations (EBIT)                  $ (5,014)       -3.4%          $(33,558)      -23.4%        $28,544       -85.1%

Sales. Sales at Mrs. Smith's Bakeries, excluding intersegment sales of $14.5 million, were $147.2 million in the third quarter of fiscal 2000 as compared to $143.4 million for the comparable period in the prior year, an increase of $3.8 million or 2.7%. Overall volumes decreased 3.0% from the same quarter last year, however average case price increased 5.9% which is due to both a price increase and favorable mix shift toward higher priced items. Retail sales were up approximately 11.7% from prior years, primarily due to favorable mix and increased volume. An increase in foodservice sales of 9.4% was driven by favorable pricing trends and slight volume increases. Snack and deli sales decreased by 1.4% and 20.2%, respectively. The small decrease in snack sales was a combination of falling volumes partially offset by a shift in product mix towards higher priced products. The drop in deli sales was primarily volume driven. Mrs. Smith's sales are highly seasonal with the bulk of retail sales occurring in the holiday season during our fourth quarter. Management believes that our sales will continue to show growth next quarter as compared to the fourth quarter of last year.

Gross Margin. Mrs. Smith's Bakeries' gross margin for the third quarter of fiscal 2000 was 27.6% of sales compared to 8.9% reported a year ago. Prior year margins were unusually depressed due to costs associated with the manufacturing and production realignment that was in progress at the time. Current margins, while significantly improved, continued to suffer as Mrs. Smith's Bakeries sells inventory produced earlier in the year at higher operating costs.

Selling, Marketing and Administrative Expenses. Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $38.9 million or 26.4% of sales during the third quarter of fiscal 2000 as compared to $41.4 million or 28.9% of sales during the same period a year ago. Distribution costs during the quarter were 1.7% lower than the same quarter last year and 11.2% better on a per case shipped basis. Fiscal 1999 distribution expenses were higher due to production and manufacturing realignment that caused unusually high freight expenses. Advertising and marketing expenses were level with prior years and administrative expenses were reduced approximately 5.4% when compared to the third quarter of fiscal 1999.

Depreciation and Amortization. Depreciation and amortization for Mrs. Smith's Bakeries in the third quarter of fiscal 2000 was $6.7 million as compared to $4.9 million in the same period of last year. This increase is due to substantial capital expenditures associated with the production realignment that was completed earlier this year.

Operating Loss. Mrs. Smith's Bakeries experienced an operating loss of $5.0 million for the third quarter of fiscal 2000 excluding proceeds from insurance claims of $3.1 million, as compared to an operating loss of $33.6 million in the third quarter of fiscal 1999. The third quarter of fiscal 1999 included substantial cost due to delays and mechanical breakdowns associated with the production realignment plan. While Mrs. Smith's Bakeries has not fully recovered, the third quarter of fiscal 2000 showed substantial improvement. With the production realignment completed, Mrs. Smith's expects to improve operating results in the fourth quarter of fiscal 2000 and into fiscal 2001.

KEEBLER

                                                                         FOR THE TWELVE WEEKS ENDED
                                         -------------------------------------------------------------------------------------
                                         OCTOBER 7, 2000  % OF SALES   OCTOBER 9, 1999   % OF SALES   CHANGE ($'S)  CHANGE (%)
                                         ---------------  ----------   ---------------   ----------   ------------  ----------
Sales                                       $642,203        100.0%         $615,844        100.0%        $26,359        4.3%
Gross margin                                $396,041         61.7%         $361,755         58.7%        $34,286        9.5%
Selling, marketing, and administrative      $297,282         46.3%         $279,315         45.4%        $17,967        6.4%
Depreciation and amortization               $ 23,114          3.6%         $ 19,480          3.2%        $ 3,634       18.7%
Income from operations (EBIT)               $ 75,645         11.8%         $ 62,960         10.2%        $12,685       20.1%

Sales. Sales at Keebler for the third quarter of fiscal 2000 increased $26.4 million or 4.3% to $642.2 million from $615.8 million reported a year ago. Excluding the revenues of Austin of $46.2 million and adjusting for the sales related to the value brands business which was sold in the first quarter of fiscal 2000, net sales declined $11.7 million and 1.9%. Sales increases in core branded channels was more than offset by volume shortfalls in private label, contract packing and low priced retail products.

Gross Margin. Gross margin at Keebler was $396.0 million and 61.7% of sales during the third quarter of fiscal 2000 as compared to $361.8 million and 58.7% of sales during the same period a year ago. The improved margins were mainly attributable to improved productivity and cost savings as well as lower raw material costs. The increase in gross margin is also reflective of the growth in Keebler's branded business and the sale of its value brands business during the first quarter resulting in a product mix shift toward higher margin branded products.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $297.3 million and 46.3% of sales in the third quarter of fiscal 2000 as compared to $279.3 million and 45.4% in the third quarter of fiscal 1999. Expenses related to Austin that were not present in prior year accounted for 0.5% of the increase. Excluding Austin, additional branded volume contributed to increases in selling expenses. Rising fuel cost and higher maintenance cost due to expansion and relocation of a major distribution center negatively effected distribution costs. Marketing expenses as a percent of sales were flat as compared to prior year.

Depreciation and Amortization. Depreciation and amortization in the third quarter of fiscal 2000 was $23.1 million as compared to $19.5 million in the same period of last year. Austin accounted for $0.3 million of this increase due to adjustments made during the quarter.

Operating Income. Operating income, excluding nonrecurring items, increased $12.7 million to $75.6 million for the third quarter of fiscal 2000 from $63.0 million, excluding nonrecurring charges, during the third quarter of fiscal 1999. The increase is reflective of increased sales of higher margin, branded products and efficiencies gained in production realignments.

FORTY WEEKS ENDED OCTOBER 7, 2000 COMPARED TO FORTY WEEKS ENDED OCTOBER 9, 1999

Sales. For the forty weeks ended October 7, 2000, sales were $3,317.5 million, or 3.0% higher than sales for the comparable period in the prior year, which were $3,222.2 million. Sales during the first three quarters of fiscal 2000 increased 5.3% at Flowers Bakeries and 2.7% at Keebler over their respective sales during the first three quarters of fiscal 1999. Mrs. Smith's Bakeries' sales increased 0.1% over the prior year. Additional sales analysis is included under the discussion of business segments.

Gross Margin. For the forty weeks ended October 7, 2000, gross margin was $1,812.2 million, an increase of $138.4 million or 8.3% higher than gross margin reported for the same period last year of $1,673.8 million. As a percent of sales, gross margin was 54.6% as compared to 52.0% for the same period last year. Keebler improved margins to 60.1% during the period up from 57.4% during the same period last year and Flowers Bakeries' margins improved to 54.7% from 53.0% in the prior year. Gross margins at Mrs. Smith's Bakeries improved to 28.1% from 23.8% in the same period a year ago.

Selling, Marketing and Administrative Expenses. For the forty weeks ended October 7, 2000, selling, marketing and administrative expenses were $1,445.3 million, or 43.6% of sales as compared to $1,408.4 million, or 43.7% of sales reported a year ago. Flowers Bakeries' selling, marketing and administrative expenses increased to 43.9% of sales as compared to 42.5% during the first three quarters of fiscal 1999. Mrs. Smith's Bakeries selling, marketing and administrative expenses decreased to 30.1% of sales as compared to 32.4% in the same period a year ago. Keebler's selling, marketing and administrative expenses were 45.5% percent of sales for both the forty-week periods ended October 7, 2000 and October 9, 1999.

Depreciation and Amortization. Depreciation and amortization expense was $129.1 million for the forty weeks ended October 7, 2000, an increase of 20.4% over the corresponding period in the prior year, which was $107.2 million. This increase is due primarily to capital expenditures and acquisitions.

Proceeds from Insurance Policies. The Company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's incurred substantial costs and expenses related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's filed claims under the Company's insurance policies for a portion of these costs that it believes to be insured. During the forty weeks ended October 7, 2000, Mrs. Smith's recovered insurance proceeds of $4.8 million related to mechanical breakdown, product contamination and business interruption coverage. Mrs. Smith's continues to pursue recovery under various insurance policies for losses sustained. The claims process is lengthy and its outcome cannot be predicted with certainty. If future insurance proceeds are recovered, they will be reported as a separate line item, net of claims preparation expenses.

Non-recurring Charge. During the fourth quarter of fiscal 1998, Flowers Industries, Inc. recorded a pre-tax non-recurring charge of $68.3 million of which $32.2 million was related to operations of Flowers Bakeries. In the twelve weeks ended October 7, 2000, Flowers Bakeries reported an adjustment to this previously recorded non-recurring charge of $1.4 million. This adjustment relates to Flowers Bakeries' decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery will be operational in early 2001. During the second quarter of fiscal 1999, Keebler recorded a non-recurring charge of $69.2 million. Adjustments to Keebler's reserve totaling $1.0 million were made during the second quarter of fiscal 2000 to reflect decreased carrying cost associated with the Sayreville, New Jersey facility that was sold during the period. See discussion under the heading "Matters Affecting Analysis" above.

Interest Expense. For the forty weeks ended October 7, 2000, net interest expense was $86.2 million, an increase of 38.1% over the corresponding period in the prior year, which was $62.4 million. Flowers' interest expense increased $18.1 million to $52.0 million in the forty week period ended October 7, 2000 from $33.9 million in the same period last year. The increase is due to increased debt levels resulting from acquisitions, capital improvements, funding of operating losses at Mrs. Smith's Bakeries and higher interest rates in the current period as compared to the same period last year. Keebler's interest expense increased $5.7 million to $34.2 million in the first three quarters of fiscal 2000 as compared to $28.5 million in the same period of fiscal 1999.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the forty weeks ended October 7, 2000, was $158.7 million, an increase of $132.1 million over income before income taxes and minority interest of $26.6 million reported in the forty weeks ended October 9, 1999. After adjusting income for the non-recurring charges and insurance proceeds, income before income taxes and minority interest increased $55.7 million in the forty weeks ended October 7, 2000. These results are reflective of increases in income from operations of $53.5 million at Keebler and $2.4 million at Flowers Bakeries, a reduction in the net loss at Mrs. Smith's Bakeries of $20.2 million and increased interest expense of $23.8 million. Additionally, unallocated corporate expenses decreased $3.5 million from the forty weeks ended October 9, 1999.

Income Taxes. Income taxes for the forty weeks ended October 7, 2000, were provided at an estimated effective rate of 42.9%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Net Income (Loss). Net income for the forty weeks ended October 7, 2000 was $35.2 million, an increase of $47.2 million over the net loss of $12.0 million reported a year ago. This is reflective of the items noted above. A further discussion of the comparative results of operations by business segment follows.


OPERATING RESULTS BY BUSINESS SEGMENT

FLOWERS BAKERIES

                                                                           FOR THE FORTY WEEKS ENDED
                                           ----------------------------------------------------------------------------------------
                                           OCTOBER 7, 2000  % OF SALES    OCTOBER 9, 1999  % OF SALES    CHANGE ($'S)    CHANGE (%)
                                           ---------------  ----------    ---------------  ----------    ------------    ----------
Sales                                         $782,257        100.0%          $743,080       100.0%         $39,177          5.3%
Gross margin                                  $427,885         54.7%          $393,848        53.0%         $34,037          8.6%
Selling, marketing, and administrative        $343,403         43.9%          $315,745        42.5%         $27,658          8.8%
Depreciation and amortization                 $ 28,884          3.7%          $ 24,866         3.3%         $ 4,018         16.2%
Income from operations (EBIT)                 $ 55,598          7.1%          $ 53,237         7.2%         $ 2,361          4.4%

Sales. Sales at Flowers Bakeries for the forty weeks ended October 7, 2000 were $782.3 million, an increase of 5.3% over sales of $743.1 million reported a year ago. After adjusting for the increase related to the Kroger acquisition of 3.7%, the remaining 1.6% increase from the prior year was primarily attributable to increased pricing and a shift in product mix toward higher priced branded products as well as lower ingredient costs.

Gross Margin. Flowers Bakeries' gross margin improved to 54.7% of sales for the forty weeks ended October 7, 2000, compared to 53.0% of sales for the comparable period in the prior year. Improved pricing and production efficiencies primarily contributed to this increase.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses for the forty weeks ended October 7, 2000, increased to $343.4 million as compared to $315.7 million for the comparable period in the prior year. As a percent of sales, these expenses increased to 43.9% in the first three quarters of fiscal 2000 from 42.5% in same period a year ago. The increase was composed of increases in labor, rent and energy costs, as well as start-up costs associated with the Kroger acquisition. These increases were partially offset by decreases in advertising costs.

Depreciation and Amortization. Depreciation and amortization increased to $28.9 million in the forty week period ended October 7, 2000 from $24.9 million in the same period last year. This increase is primarily attributable to capital expenditures and increased amortization due to the Kroger acquisition.

Operating Income. Operating income, excluding adjustments to non-recurring charges, increased 4.4% to $55.6 million for the forty weeks ended October 7, 2000 from $53.2 million during the comparable period last year. This increase is reflective of the increasing margins and continued cost control measures implemented at Flowers Bakeries.

MRS. SMITH'S BAKERIES

                                                                            FOR THE FORTY WEEKS ENDED
                                          -----------------------------------------------------------------------------------------
                                          OCTOBER 7, 2000  % OF SALES    OCTOBER 9, 1999   % OF SALES     CHANGE ($'S)   CHANGE (%)
                                          ---------------  ----------    ---------------   -----------    ------------   ----------
Sales                                         $423,574       100.0%          $423,353         100.0%         $   221        0.1%
Gross margin                                  $118,864        28.1%          $100,769          23.8%         $18,095       18.0%
Selling, marketing, and administrative        $127,703        30.1%          $137,346          32.4%         $(9,643)      -7.0%
Depreciation and amortization                 $ 21,650         5.1%          $ 14,129           3.3%         $ 7,521       53.2%
Loss from operations (EBIT)                   $(30,489)       -7.2%          $(50,706)        -12.0%         $20,217      -39.9%

Sales. Sales at Mrs. Smith's Bakeries, excluding intersegment sales of $48.5 million, were $423.6 million for the forty weeks ended October 7, 2000 as compared to $423.4 million for the comparable period in the prior year, an increase of $0.2 million or 0.1%. Overall, volumes decreased 3.9% from the prior year, however average case prices increased 4.1% which is due to both a price increase and favorable product mix shift. Foodservice sales increased 4.7% due to improved pricing and volume increases. Current year-to-date retail sales were flat when compared to prior year. While retail volumes were down, there was a significant shift in product mix toward higher priced products. Year to date snack and deli sales decreased by 1.4% and 7.9% respectively, as compared to the prior year. The small decrease in snack was a combination of falling volumes offset by a shift in product mix towards higher priced products. The drop in deli sales was primarily volume driven with little pricing or product mix effects. Mrs. Smith's sales are highly seasonal with the bulk of retail sales occurring in the holiday season during the fourth quarter.

Gross Margin. Mrs. Smith's Bakeries' gross margin for the forty week period ended October 7, 2000 was 28.1% of sales compared to 23.8% reported a year ago. Margins continue to be depressed as Mrs. Smith's Bakeries works through higher cost inventory that was produced during the plant restructuring. However, Mrs. Smith's margins are improving as the year progresses and the fourth quarter should result in further improvement of gross margin due to higher retail sales and lower cost inventory being produced.

Selling, Marketing and Administrative Expenses. Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $127.7 million or 30.1% of sales during the forty week period ended October 7, 2000 as compared to $137.3 million or 32.4% of sales during the same period a year ago. Expenses in the first three quarters of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory. These costs were not incurred to the same extent in the current year period.

Depreciation and Amortization. Depreciation and amortization expense in the forty week period ended October 7, 2000 was $21.7 million as compared to $14.1 million in the same period of last year. This increase is due to substantial capital improvements associated with the production realignment.

Operating Loss. Mrs. Smith's Bakeries experienced an operating loss, excluding insurance proceeds, of $30.5 million during the forty week period ended October 7, 2000 as compared to an operating loss of $50.7 million in the same period last year. Sales and margins were slightly higher during the first three quarters of fiscal 2000 as compared to the same period in fiscal 1999. The first three quarters of fiscal 1999 included significant increases in estimates for customer deductions and trade promotions and increased reserves for certain out-of-code, damaged or discontinued inventory which were not present to the same extent in the first three quarters of fiscal 2000. Mrs. Smith's has shown significant improvement in the last twelve months but as the results show, has not completed the recovery. Mrs. Smith's expects to continue showing improvement in the next quarter and to build on this foundation in 2001.

KEEBLER

                                                                            FOR THE FORTY WEEKS ENDED
                                          -----------------------------------------------------------------------------------------
                                          OCTOBER 7, 2000  % OF SALES    OCTOBER 9, 1999   % OF SALES     CHANGE ($'S)   CHANGE (%)
                                          ---------------  ----------    ---------------   -----------    ------------   ----------
Sales                                        $2,111,635      100.0%         $2,055,724       100.0%          $55,911         2.7%
Gross margin                                 $1,269,428       60.1%         $1,180,594        57.4%          $88,834         7.5%
Selling, marketing, and administrative       $  961,009       45.5%         $  935,606        45.5%          $25,403         2.7%
Depreciation and amortization                $   72,547        3.4%         $   62,651         3.0%          $ 9,896        15.8%
Income from operations (EBIT)                $  235,872       11.2%         $  182,337         8.9%          $53,535        29.4%

Sales. Sales at Keebler for the forty week period ended October 7, 2000 increased $55.9 million and 2.7% to $2,111.6 million from $2,055.7 million reported a year ago. Excluding the Austin sales and adjusting for the sales related to the value brands business which was sold in the first quarter of fiscal 2000, net sales declined 1.9%. Volume declines in lower margin contract packing and value business reflect the shift away from lower margin business. While we the market is becoming more competitive, we feel that Keebler is positioned for continued growth. New products and focused marketing such as the Sesame Street program should reap continued benefits in the fourth quarter and next year.

Gross Margin. Gross margin at Keebler was $1,269.4 million and 60.1% of sales for the forty weeks ended October 7, 2000, as compared to $1,180.6 million and 57.4% of sales during the same period a year ago. Sales related to Austin, which have a lower gross margin than Keebler or President products, negatively affected the margin by approximately 0.9%. The improved margins were mainly attributable to improved productivity and cost savings as well as lower raw material costs. The increase in gross margin is also reflective of the growth in Keebler's branded business and the sale of its value brands business during the first quarter, resulting in a product mix shift toward higher margin branded products.

Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $961.0 million and 45.5% of sales for the forty week period ended October 7, 2000, as compared to $935.6 million and 45.5% in same period a year ago. Excluding Austin expenses, selling, marketing and administrative expenses as a percent of sales was slightly higher in the first three quarters of fiscal 2000 than in the same period last year. The increase was due primarily to increased branded sales volume, transition expenses from converting certain non-core independent distributor routes acquired in the President acquisition to Keebler's direct store delivery system and higher fuel costs. Offsetting these increases were one-time gains on the sale of the Sayreville facility of $2.0 million in the second quarter and on the sale of the value brands business of $5.7 million in the first quarter.

Depreciation and Amortization. Depreciation and amortization for the forty week period ended October 7, 2000 was $72.5 million as compared to $62.7 million in the same period of last year. This increase is primarily a result of the depreciation and amortization of $5.6 million related to the Austin acquisition that occurred during the first quarter of fiscal 2000.

Operating Income. Operating income, excluding nonrecurring items, increased $53.5 million to $235.9 million for the forty weeks ended October 7, 2000 from $182.3 million, excluding nonrecurring charges, during the same period in the prior year. The primary factors contributing to growth in operating income were increased sales of higher margin, branded products and efficiencies gained in production realignments which resulted in higher gross margin. Selling, marketing and administrative expenses remained constant as a percent of sales, however, after adjusting for gains on facility and business sales, they increased slightly due to higher fuel and other distribution costs associated with increased branded volume.

Liquidity and Capital Resources:

FII owns a majority of the outstanding stock of Keebler, and therefore is consolidating Keebler for financial reporting purposes. FII is limited in its ability to access the cash flows of Keebler to support its other operations due to the fact that Keebler is not wholly owned by FII. On October 26, 2000, Flowers Industries, Inc. and Keebler Foods Company announced that an agreement was reached for a series of transactions that will result in the sale of Keebler Foods Company to Kellogg Company and the spin-off to FII shareholders of a new company, Flowers Foods, Inc. As a result of the completion of this transaction, it is expected that Flowers Foods, Inc., consisting of Flowers Bakeries and Mrs. Smith's Bakeries businesses, will have significantly less debt and accordingly, more financial flexibility. The expected debt level of Flowers Foods upon completion of the transactions will be approximately $250 million.

Net cash provided by operating activities for the forty weeks ended October 7, 2000 was $188.5 million. Positive net cash flow of $236.6 million was provided from net income for the forty weeks. Contributing to operating cash flows was the income tax benefit of $21.5 million on stock options exercised. Accounts receivable increased $10.6 million due primarily to increasing sales. A net inventory increase of $12.9 million was attributable to the seasonal increase in inventory at Mrs. Smith's Bakeries. A decrease in other assets of $9.7 million is primarily due to the collection of an income tax refund at Flowers. Also reducing working capital sources were tax payments of $21.3 million at Keebler and spending of $21.1 million against plant and facility closing costs and severance.

Net cash disbursed for investing activities for the forty weeks ended October 7, 2000 of $337.0 million included capital expenditures of $17.7 million at Flowers Bakeries, $20.7 million at Mrs. Smith's Bakeries and $53.2 million at Keebler. The capital expenditures were incurred principally to update and enhance production and distribution facilities, as well as management information systems at Flowers Bakeries. Keebler used $253.8 million to fund the acquisition of Austin and paid $10.0 million for a licensing agreement with the Sesame Workshop, formerly known as the Children's Television Workshop. Net cash proceeds of $23.4 million were received from the disposal of other assets.

For the forty weeks ended October 7, 2000, cash provided by financing activities was $132.9 million. The Company paid dividends to shareholders of $52.1 million. FII paid dividends of $39.2 million during the period and Keebler paid dividends totaling $28.5 million during the period, of which $15.6 million was paid to FII as a result of its 55% ownership of Keebler. Dividends are declared at the discretion of the Board of Directors based on an assessment of the Company's financial position and other considerations. Contributing to the increase were net cash proceeds of $13.0 million from the receivables securitization under Keebler's Receivable Purchase Agreement and $10.4 million of cash generated from employee stock options exercised during the first three quarters of fiscal 2000. Keebler had treasury stock purchases totaling $10.0 million during the period. Consolidated debt increased $171.7 million primarily due to the use of existing credit facilities to finance the Austin acquisition.

At October 7, 2000, cash equivalents were $23.8 million. Consolidated long-term debt was $1,374.1 million and current maturities of long-term debt were $58.3 million at October 7, 2000. As a result of the consolidation of Keebler, the Company's balance sheet reflects Keebler's indebtedness of $596.8 million at October 7, 2000; however, Flowers has not guaranteed such indebtedness and it is to be repaid solely from the cash flows of Keebler. The Company believes that, in light of its current cash position, its cash flow from operating activities and its credit arrangements, it can adequately meet presently foreseeable financing requirements.

On March 30, 2000, FII amended its $500 million Syndicated Loan Facility and the $80.0 million loan facility agreement relating to its distributor program (the "Distributor Facility"). The amendments provided for increased loan borrowing margins and facility fees and added and amended certain financial covenants. The covenants currently in effect include, among others: (i) a maximum leverage ratio of .65 to 1; (ii) an adjusted fixed charges coverage ratio; (iii) minimum adjusted consolidated EBITDA at specified levels for each fiscal quarter; (iv) a borrowing base covenant requiring that FII's total indebtedness, measured quarterly, not exceed specified percentages of the book value of accounts receivable, inventory, property, plant and equipment and the fair market value of FII's interest in Keebler; (v) a prohibition on acquisitions; (vi) a negative pledge on all assets of the Company; (vii) a limit on capital expenditures of $40 million for fiscal 2000 and $37.5 million per fiscal year thereafter; and
(viii) limits on cash dividends unless the Company would have, following payment thereof, at least $15 million availability under the unused commitments and borrowing base tests of the Loan Facility.

The Company was in compliance with all covenants under its Loan Facility as in effect on October 7, 2000 and believes that, in light of its current cash position, its cash flow from operating activities and its amended credit facilities, it can comply with the current terms of its Loan Facility, Distributor Facility and other credit facilities and can meet presently foreseeable financial requirements.

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

Forward-Looking Statements:

Statements contained in this filing that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Other factors that may cause actual results to differ from forward-looking statements and that may affect the company's prospects in general include, but are not limited to, changes in general economic and business conditions (including the baked foods markets), the company's ability to operate the manufacturing lines according to schedule and train personnel to run the new production capacity, the availability of capital on acceptable terms, actions of competitors and customers, the extent to which the company is able to develop new products and markets for its products, the likelihood that all conditions to the Kellogg transactions will be fulfilled, and the ability to obtain financing for Flowers Foods, Inc. on acceptable terms.

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

The Company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the Company to price risk and must show a high correlation of changes in value with the value of the hedged item. Assuming a ten percent decrease in market price, the fair value of open contracts with a notional amount of $85.0 million at October 7, 2000 would be impacted by $(6.3) million.

Keebler uses interest rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed instrument. Amounts payable or receivable under the agreements, calculated as the difference between the fixed and floating rates multiplied by the notional amount, is recorded as an adjustment to interest expense, in accordance with hedge accounting. The fair value of the interest rate swap agreements at October 7, 2000, with a notional amount of $316.5 million, remains comparable to year-end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 19, 2000 and July 25, 2000, substantially identical purported class action lawsuits (C.A. Nos. 18159NC (Behrens) and 18175NC (Lewis)) challenging the proposed sale of Keebler by the Company were filed in the Delaware Court of Chancery by purported stockholders of Keebler against the Company, Keebler and the following directors of Keebler: Robert P. Crozer, Sam K. Reed, Amos R. McMullian, Jimmy M. Woodward, G. Anthony Campbell, C. Martin Wood, Melvin T. Stith, Johnston C. Adams, Jr. and Wayne H. Pace. The complaints allege, among other things, that the Company intends to appropriate for itself a premium for its control stake in Keebler to the exclusion of Keebler's public stockholders, that the Company intends to effect a transaction that would enable it to capture a disproportionate share of Keebler's value at the expense of Keebler's public stockholders, that the Company intends to insulate itself from liability by causing the Keebler board to form a special committee of independent directors to approve the transactions and that, by reason of the company's majority stake in Keebler and its ability to elect all of Keebler's directors, none of the directors can protect the interests of Keebler's minority stockholders. The complaints seek, among other things, that any sale of Keebler be enjoined or rescinded and that the defendants pay unspecified monetary damages as well as unspecified costs and attorneys' fees. The plaintiffs have not filed motions to preliminarily enjoin the merger transactions or to expedite the proceedings. Both Keebler and the Company believe that these lawsuits are without merit and intend to defend these matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

On October 26, 2000, FII and Keebler announced that an agreement was reached for a series of transactions that will result in the sale of Keebler Foods Company to Kellogg Company and the spin-off to FII shareholders of a new company, Flowers Foods, Inc. FII agreed to sell its controlling stake in Keebler to Kellogg for $42.00 per share. Simultaneously with the sale of the Keebler controlling stake, FII will spin-off to its shareholders a new company, Flowers Foods, Inc., which is anticipated to trade on the New York Stock Exchange under the original symbol FLO. Flowers Foods, Inc. will include the Flowers Bakeries and Mrs. Smith's Bakeries businesses and approximately $250 million in debt. After deducting certain liabilities at FII, the proceeds from the transaction will be paid to FII's shareholders in cash. In addition to these proceeds, each FII shareholder will receive shares representing a proportionate interest in Flowers Foods. The new company will be headquartered in Thomasville, Georgia and will be led by the FII management team.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K - On November 6, 2000, Flowers Industries, Inc. filed a current report on form 8-K under Item 5 with respect to the transactions with Kellogg Co. announced on October 26, 2000

                                   SIGNATURES

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


                                            FLOWERS INDUSTRIES, INC.

                                            /s/  Amos R. McMullian
                                            ------------------------------------
                                            By:  Amos R. McMullian
                                                 Chairman of the Board

                                            /s/  Jimmy M. Woodward
                                            ------------------------------------
                                            By:  Jimmy M. Woodward
                                                 Vice President and
                                                 Chief Financial Officer


November 21, 2000
-----------------
     Date